Form 10-Q
period 1993-11-30
BLOUNT INC
filed 1994-01-10
CIK 12707

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
_______________________

{X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1993

OR

{  }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-7002

BLOUNT, INC.
(Exact name of registrant as specified in its charter)

Delaware                                    63-0593908
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)
4520 Executive Park Drive                   36116-1602
Montgomery, Alabama                         (Zip Code)
(Address of principal executive offices)

(205) 244-4000
(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                          Outstanding at
Class of Common Stock                                    November 30, 1993
- ---------------------                                    -----------------
Class A Common Stock $1.00 Par Value                     8,066,628 shares
Class B Common Stock $1.00 Par Value                     4,288,897 shares

BLOUNT, INC. AND SUBSIDIARIES

INDEX



Part I.  Financial Information

     Consolidated Balance Sheets -
        November 30, 1993 and February 28, 1993

     Consolidated Statements of Income -
        three months and nine months ended
        November 30, 1993 and 1992

     Consolidated Statements of Cash Flows -
        nine months ended November 30, 1993
        and 1992

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis

     Exhibit 11 - Computation of Net Income
        Per Common Share

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                             November 30,             February 28,
                                                                 1993                     1993
                                                             ------------             ------------
                                                                         (Unaudited)
                      ASSETS
                      ------
Current assets:
     Cash and cash equivalents, including short-term
         investments of $61,060 and $15,223                   $  66,229                $  17,723
     Accounts receivable, net of allowances for
         doubtful accounts of $2,157 and $2,563                 127,627                  117,956
     Inventories                                                 53,878                   55,900
     Costs and recognized profits in excess of
         billings on uncompleted contracts                        5,326                    2,230
     Deferred income taxes                                        4,485                    2,178
     Other current assets                                         9,940                   22,160
                                                              ---------                ---------
                      Total current assets                      267,485                  218,147
Property, plant and equipment, net of accumulated
     depreciation of $133,091 and $121,251                      137,479                  149,061
Cost in excess of net assets of acquired businesses, net         60,644                   62,065
Other assets                                                     17,367                   17,878
                                                              ---------                ---------
Total Assets                                                  $ 482,975                $ 447,151
                                                              =========                =========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
     Notes payable and current maturities of long-term debt   $   1,503                $   6,097
     Accounts payable                                            71,400                   66,292
     Accrued expenses                                            77,720                   70,741
     Billings in excess of costs and recognized
         profits on uncompleted contracts                        12,850                   16,677
                                                              ---------                ---------
                      Total current liabilities                 163,473                  159,807
Long-term debt, exclusive of current maturities                 107,767                   82,046
Deferred income taxes, exclusive of current portion              12,595                   12,966
Other liabilities                                                36,080                   37,261
                                                              ---------                ---------
                      Total liabilities                         319,915                  292,080
                                                              ---------                ---------
Commitments and Contingent Liabilities
Shareholders' equity:
     Common Stock: par value $1.00 per share
         Class A: 8,066,628 and 7,883,630 shares issued           8,067                    7,884
         Class B: 4,288,897 and 4,345,537 shares issued           4,289                    4,346
     Capital in excess of par value of stock                      8,297                    6,773
     Retained earnings                                          135,263                  128,833
     Accumulated translation adjustment                           7,144                    7,235
                                                              ---------                ---------
                      Total shareholders' equity                163,060                  155,071
                                                              ---------                ---------
Total Liabilities and Shareholders' Equity                    $ 482,975                $ 447,151
                                                              =========                =========

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
                                             Three months ended             Nine months ended
                                                 November 30,                   November 30,
                                             -------------------            -------------------
                                              1993          1992            1993           1992
                                              ----          ----            ----           ----
                                                 (Unaudited)                    (Unaudited)
Revenues                                    $ 54,337      $ 74,673        $172,962       $214,182
Sales                                        127,563       119,468         363,317        318,234
                                            --------      --------        --------       --------
Total sales and revenues                     181,900       194,141         536,279        532,416
                                            --------      --------        --------       --------
Cost of revenues                              55,139        74,018         180,804        206,838
Cost of sales                                 82,143        79,833         240,299        219,511
Selling, general and
   administrative expenses                    31,553        29,675          89,971         86,061
                                            --------      --------        --------       --------
Total costs and operating
     expenses                                168,835       183,526         511,074        512,410
                                            --------      --------        --------       --------
Income from operations                        13,065        10,615          25,205         20,006
Interest expense, net                         (2,433)       (2,409)         (7,372)        (8,013)
Other expense, net                              (588)       (1,002)         (1,708)        (1,615)
                                            --------      --------        --------       --------
Income before income taxes                    10,044         7,204          16,125         10,378
Provision for income taxes                     3,373         2,859           5,805          4,255
                                            --------      --------        --------       --------
Income before extraordinary gain (loss)        6,671         4,345          10,320          6,123
Extraordinary gain (loss) on repurchase
   of debt, net                                               (119)             92           (119)
                                            --------      --------        --------       --------
Net income                                  $  6,671      $  4,226        $ 10,412       $  6,004
                                            ========      ========        ========       ========

Income (loss) per share of common stock:
Income before extraordinary gain (loss)     $    .52      $    .35        $    .81       $    .50
Extraordinary gain (loss)                                     (.01)            .01           (.01)
                                            --------      --------        --------       --------
Net income                                  $    .52      $    .34        $    .82       $    .49
                                            ========      ========        ========       ========

Weighted average number of
common shares outstanding                   12,757,610    12,255,466      12,681,567     12,156,920
                                            ==========    ==========      ==========     ==========

Cash dividends paid per share:
     Class A Common Stock                   $  .1125      $  .1125        $  .3375       $  .3375
                                            ========      ========        ========       ========
     Class B Common Stock                   $    .10      $    .10        $    .30       $    .30
                                            ========      ========        ========       ========

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                   Nine months ended November 30,
                                                                   ------------------------------
                                                                    1993                    1992
                                                                    ----                    ----
                                                                            (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                                    $10,412                 $ 6,004
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Extraordinary (gain) loss                                      (92)                    119
      Depreciation, amortization and other noncash charges        17,675                  17,872
      Provision (benefit) for deferred income taxes               (2,678)                 (5,254)
      Loss on sales of property, plant and equipment               1,227                     424
      Changes in operating assets and liabilities:
         Increase (decrease) in aggregate balance of accounts
            receivable sold                                      (17,637)                  9,925
         Decrease in accounts receivable                           7,966                   2,906
         Decrease in inventories                                   2,022                  10,705
         Increase in costs and recognized profits
            in excess of billings on uncompleted contracts        (3,096)                   (385)
         (Increase) decrease in other assets                      13,908                  (3,123)
         Increase in accounts payable                              5,108                  13,951
         Increase in accrued expenses                              7,220                   5,645
         Increase (decrease) in other liabilities                 (5,092)                  8,113
                                                                --------                --------
      Net cash provided by operating activities                   36,943                  66,902
                                                                --------                --------
Cash Flows From Investing Activities:
   Proceeds from sales of facilities and
      property, plant and equipment                                  494                  10,154
   Purchases of property, plant and equipment                     (5,017)                 (9,549)
                                                                --------                --------
      Net cash provided by (used in) investing activities         (4,523)                    605
                                                                --------                --------
Cash Flows From Financing Activities:
   Net reduction in short-term borrowings                         (2,767)                (14,897)
   Issuance of long-term debt                                     97,388
   Reductions of long-term debt                                  (75,168)                (26,982)
   Dividends paid                                                 (3,982)                 (3,906)
   Issuance of stock under stock option and
      dividend reinvestment plans                                    615                      91
                                                                --------                --------
      Net cash provided by (used in) financing activities         16,086                 (45,694)
                                                                --------                --------
   Net increase in cash and cash equivalents                      48,506                  21,813
   Cash and cash equivalents at beginning of period               17,723                   6,632
                                                                --------                --------
   Cash and cash equivalents at end of period                   $ 66,229                $ 28,445
                                                                ========                ========

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note 1 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at November 30, 1993 and the results of operations and cash flows for the periods ended November 30, 1993 and 1992. These financial statements should be read in conjunction with the notes to the financial statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1993.
The results of operations for the periods ended November 30, 1993 and 1992 are not necessarily indicative of the results to be expected for the full fiscal year, due to the seasonal nature of certain of the Company's operations and the timing of the recognition of income from claims and profits and losses on construction projects under the percentage of completion method of accounting.


Note 2  Inventories consist of the following (in thousands):

                                               November 30,   February 28,
                                                  1993           1993
                                               ------------   ------------
         Finished goods                          $ 23,784        $ 25,826
         Work in process                           12,166          12,495
         Raw materials and supplies                17,928          17,579
                                                 --------        --------
                                                 $ 53,878        $ 55,900
                                                 ========        ========


Note 3 The summarized combined financial position and results of operations of joint ventures in which the Company holds a less than majority interest are as follows (in thousands):

                                               November 30,   February 28,
Financial Position                                1993           1993
                                               ------------   ------------

     ASSETS
     Cash and short-term investments             $ 11,581        $ 13,395
     Contract and other receivables                     7          44,019
     Other assets                                                     170
                                                 --------        --------
                                                 $ 11,588        $ 57,584
                                                 ========        ========
     LIABILITIES AND PARTNERS' EQUITY
     Accounts payable and accrued liabilities    $  4,357        $ 19,842
     Payable to related parties                     1,586           1,532
     Partners' equity                               5,645          36,210
                                                 --------        --------
                                                 $ 11,588        $ 57,584
                                                 ========        ========

Results of Operations

                                      Three Months             Nine Months
                                   Ended November 30,       Ended November 30,
                                   ------------------       ------------------
                                   1993        1992         1993         1992
                                   ----        ----         ----         ----
Sales and revenues (including
interest of $285, $107, $747
and $369)                        $   285     $   107       $ 1,733     $   369
Costs and expenses                                         (14,700)
                                 -------     -------       -------     -------
Income before income taxes           285         107        16,433         369
Provision for income taxes           128          48         7,395         166
                                 -------     -------       -------     -------
Net income                       $   157     $    59       $ 9,038     $   203
                                 =======     =======       =======     =======

As a result of the resolution of certain contract contingencies, the most significant joint venture reduced estimated contract costs by approximately $14.7 million during the nine months ended November 30, 1993.

Distributions to the Company from these joint ventures were $21.2 million during the three months and nine months ended November 30, 1993 and minimal during the prior fiscal year. The Company's equity in income before income taxes of these joint ventures was minimal and $7.3 million during the three months and nine months ended November 30, 1993, respectively, and minimal during the three months and nine months ended November 30, 1992. At November 30, 1993 and February 28, 1993, the Company's equity in undistributed earnings of these joint ventures, which is included in other current assets in the Company's balance sheets, was $3.2 million and $17.1 million, respectively.

Note 4 In July 1993, the Company issued 9% senior subordinated notes ("the 9% notes") in the principal amount of $100,000,000 maturing on June 15, 2003.
The 9% notes are redeemable at the election of the Company, in whole or in part, at any time on or after June 15, 1998, initially at 103 3/8% of the principal amount and thereafter at prices declining to par on June 15, 2001. The 9% notes were issued under an indenture ("the indenture") between the Company and a major bank as trustee. The indenture restricts the Company's ability to incur additional debt, pay dividends, make certain investments, dispose of assets, create liens on assets and merge or consolidate with another entity. The majority of the net proceeds from the 9% notes were used to retire the Company's 12% subordinated notes in the principal amount of $73.6 million. In conjunction with the retirement of the 12% subordinated notes, an interest rate swap, accounted for as a hedge of part of the retired debt, was effectively terminated. The extraordinary gain on retirement of the 12% subordinated notes and termination of the interest rate swap was $92 thousand, net of taxes of $49 thousand.

Note 5 The Company announced in January 1989, that a pocket of a cleaning solvent, trichloroethylene ("TCE"), had been detected under the concrete floor of the Company's cutting systems division plant in Milwaukie, Oregon. TCE was detected in the City of Milwaukie drinking water wells. The Company's deep wells, which are surrounded by the City of Milwaukie wells, draw from the same aquifer and show TCE amounts less than those of the City's wells. On December 6, 1989, the Company entered into a Stipulation and Consent Agreement for facility investigation with the Department of Environmental Quality ("DEQ") of the State of Oregon and agreed to investigate the TCE contamination beneath the plant and take appropriate measures to remediate potential adverse effects from such contamination. In November 1992, the Company submitted a Facility Investigation Final Report ("Report") to the DEQ for the Milwaukie, Oregon plant. The Report states that the contamination has affected a limited portion of the saturated engineered fill under the building. Since monitoring began in 1988, the contaminant plume in the engineered fill has not migrated. The concentration of the contaminants in the plume has been reduced by greater than 50% since 1989. The TCE plume has not migrated off Company property.
The Company believes it poses no risk to Company employees or the community because the groundwater within the shallow alluvium is not used and the contaminants are not migrating towards the drinking water supply aquifer. There is no evidence that the Company's operations have affected the drinking water supply aquifer. The Company does not expect the situation to have a material adverse effect.

The United States Environmental Protection Agency ("EPA") has designated a predecessor of the Company as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin. The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by the predecessor of the Company. It is the view of the Company that because its predecessor corporation purchased assets rather than stock, the Company does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. The Company believes the EPA is wrong on the successor liability issue. However, with other PRP's, the Company made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA is proceeding with the clean-up. The estimated clean-up costs are approximately $5 million with maintenance costs of approximately $150 thousand per year for 30 years. The Company does not expect the situation to have a material adverse effect.

On December 20, 1989, the Company sold to Asea Brown Boveri Ltd. ("ABB") all the stock of W+E Umwelttechnik AG, then an engineering subsidiary of the Company in the waste-to-energy business located in Zurich, Switzerland. On July 26, 1993, ABB filed a Request for Arbitration with the Zurich Chamber of Commerce. The request contains statements that ABB has or anticipates having losses on two projects which were underway at the time of sale. While it is not clear, ABB appears to be claiming approximately 100 Million Swiss francs and rescission of the purchase agreement based on alleged wilful failure to disclose material facts. Executives of the two companies have discussed the matter and were not able to resolve it. The matter will proceed to mediation and then, if necessary, the arbitration may proceed. The Company believes it has valid defenses based on the terms of the purchase agreement, the facts and the law. The Company does not expect the situation to have a material adverse effect on its financial condition.

The Company is a defendant in a number of product liability lawsuits involving serious injuries for which it is self-insured, some of which seek significant or unspecified damages. In addition, the Company is a party to a number of other suits arising out of the conduct of the Company's business. While there can be no assurance as to their ultimate outcome, the Company does not believe these lawsuits will have a material adverse effect on its financial condition.

The Company's contingencies include normal liabilities for performance and completion of construction contracts. At November 30, 1993, the Company had outstanding bank letters of credit in the approximate amount of $23.3 million issued principally in connection with various construction contracts for which the Company is contingently liable to the issuing banks in the event payment is demanded by the holder.

The Company is contingently liable for approximately $750 thousand for receivables sold under receivable sale or floor plan arrangements.

The Company is contingently liable for the remaining rental payments, net of the value of the leased equipment, under certain leases transferred to the buyer of a former subsidiary. The leases have rental payments remaining of approximately $11.1 million which expire in 1999. The Company has received indemnification against liabilities arising from the leases from the purchaser of the former subsidiary.

See Notes 3 and 9 to the Consolidated Financial Statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1993 for other commitments and contingencies of the Company which have not changed significantly since year-end.

Note 6  Segment information is as follows (in thousands):

                                       Three Months           Nine Months
                                     Ended November 30,    Ended November 30,
                                     ------------------    ------------------
                                      1993       1992       1993       1992
                                      ----       ----       ----       ----
Sales and revenues:
 Manufacturing
   Outdoor products                $ 63,442   $ 63,606   $181,267   $161,904
   Industrial and power equipment    41,612     35,207    119,736     97,222
   Sporting equipment                22,509     20,655     62,314     59,108
                                   --------   --------   --------   --------
      Total manufacturing           127,563    119,468    363,317    318,234
 Construction                        54,337     74,673    172,962    214,182
                                   --------   --------   --------   --------
                                   $181,900   $194,141   $536,279   $532,416
                                   ========   ========   ========   ========
Operating income (loss):
 Manufacturing
   Outdoor products                $ 11,972   $  9,411   $ 26,131   $ 14,989
   Industrial and power equipment     6,635      3,924     17,878      9,754
   Sporting equipment                 4,007      2,745     10,114      6,585
                                   --------   --------   --------   --------
      Total manufacturing            22,614     16,080     54,123     31,328
 Construction                        (2,480)    (2,187)   (14,626)    (1,253)
                                   --------   --------   --------   --------
Operating income from segments       20,134     13,893     39,497     30,075
Corporate office expenses            (7,069)    (3,278)   (14,292)   (10,069)
                                   --------   --------   --------   --------
   Income from operations            13,065     10,615     25,205     20,006
Interest expense, net                (2,433)    (2,409)    (7,372)    (8,013)
Other expense, net                     (588)    (1,002)    (1,708)    (1,615)
                                   --------   --------   --------   --------
Income before income taxes         $ 10,044   $  7,204   $ 16,125   $ 10,378
                                   ========   ========   ========   ========

Note 7 Income taxes paid during the nine months ended November 30, 1993 and 1992 were $11.0 million and $4.8 million. Interest paid during the nine months ended November 30, 1993 and 1992 was $7.8 million and $6.7 million.

Note 8 Net income per common share is based on the weighted average number of common and common equivalent shares (stock options and performance shares) outstanding in each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Operating Results


Sales and revenues for the third quarter and first nine months of fiscal 1994 were $181.9 million and $536.3 million compared to $194.1 million and $532.4 million for the third quarter and first nine months of fiscal 1993. Net income for the third quarter and first nine months of fiscal 1994 amounted to $6.7 million ($.52 per share) and $10.4 million ($.82 per share) compared to net income of $4.2 million ($.34 per share) and $6.0 million ($.49 per share) for the comparable periods of fiscal 1993. Net income for the nine months ended November 30, 1993 includes an extraordinary gain on repurchase of debt of $92 thousand ($.01 per share). Net income for the third quarter of the prior fiscal year included an extraordinary loss on repurchase of debt of $119 thousand ($.01 per share). The improved operating results reflect continued strong performance by the Company's manufacturing units partially offset by losses from construction. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's 1993 Form 10-K and 1993 Annual Report to Shareholders.

Sales for the Outdoor Products segment in the third quarter and first nine months of fiscal 1994 were $63.4 million and $181.3 million compared to $63.6 million and $161.9 million during the third quarter and first nine months of fiscal 1993. Operating income increased to $12.0 million and $26.1 million during the third quarter and first nine months of fiscal 1994 from $9.4 million and $15.0 million in the comparable periods of the prior fiscal year. The third quarter increase in operating income was achieved on level sales reflecting improved margins from cost reductions and lower selling, general and administrative expenses. The year-to-date income increase was principally attributable to a higher volume of saw chain sold by the Company's Oregon Cutting Systems Division, improved margins and improved demand for the Company's riding lawn mowers and related accessories.

Sales for the Industrial and Power Equipment segment were $41.6 million and $119.7 million during the third quarter and first nine months of fiscal 1994 compared to $35.2 million and $97.2 million during the same periods of fiscal 1993. Operating income increased to $6.6 million and $17.9 million during the third quarter and first nine months of fiscal 1994 from $3.9 million and $9.8 million during the comparable periods of fiscal 1993. Demand for this segment's products remained high as the aggregate volume of timber harvesting and industrial tractor and loader units sold during fiscal 1994 increased over the comparable periods of the prior year. The improvement in operating income was principally due to this increase in volume.

Sales for the Sporting Equipment segment increased by $1.9 million and $3.2 million in the third quarter and first nine months of fiscal 1994 over the comparable periods of fiscal 1993. Operating income during the third quarter and first nine months of fiscal 1994 increased by $1.3 million and $3.5 million over the comparable periods of fiscal 1993. The increases in operating income were principally due to increased volume in the third quarter and income recognized in the first quarter of fiscal 1994 upon finalizing a license and technical assistance agreement with a foreign company. The agreement is expected to lead to future product sales as well as royalties.

Construction revenues declined by $20.3 million and $41.2 million in the third quarter and first nine months of fiscal 1994 compared to the same periods in fiscal 1993. The reduced revenues reflect both lower domestic and foreign revenues in the current year. Construction revenues from foreign operations were $1.2 million and $7.2 million in the third quarter and first nine months of fiscal 1994. The construction segment incurred operating losses of $2.5 million and $14.6 million in the third quarter and first nine months of fiscal 1994. These results include a small foreign loss in the third quarter resulting from reduced revenues and income from foreign operations of $5.9 million in the first nine months of fiscal 1994, derived principally from the recognition of $7.2 million operating income from previously completed foreign construction projects. The current year's construction losses reflect the declining revenues, project cost overruns, and unabsorbed overhead expenses. The restoration of consistent profitability to this segment depends on the ability to significantly increase the backlog of profitable new projects.
Many of the factors which negatively impacted recent domestic construction results, including the general state of the domestic construction market, are not expected to improve in the near term. Construction backlog was $121.6 million at November 30, 1993 as compared to $204.7 million at February 28, 1993.

Corporate office expenses increased by approximately $3.8 million in the third quarter of fiscal 1994 over the comparable period of the prior year, reflecting the accrual of expected legal costs and increased accruals for management incentive plans resulting from the Company's improved earnings and increased stock price.

The Company's total backlog at November 30, 1993 was $264.2 million compared to $272.0 million at February 28, 1993.

Financial Condition, Liquidity and Capital Resources

At November 30, 1993, the Company had no amounts outstanding under its uncommitted short-term lines of credit. The Company's total capitalization at November 30, 1993 consists of $107.8 million long-term debt and equity of $163.1 million for a long-term debt to equity ratio of .7 to 1 as compared to a ratio of .5 to 1 at February 28, 1993. In July 1993, the Company issued 9% senior subordinated notes ("the 9% notes") due 2003 in the principal amount of $100 million (see Note 4 of Notes to the attached Consolidated Financial Statements). In August 1993, the majority of the proceeds from the 9% notes was used to retire $73.6 million 12% subordinated notes due 1996. In June 1993, the Company increased the amount that can be borrowed under its revolving credit agreement from $50 million to $60 million. At November 30, 1993, no amounts were outstanding under the revolving credit agreement. Since issuing the 9% notes, the Company has temporarily discontinued the sale of receivables under a receivable sale agreement with a major bank under which the Company can sell up to $25 million of eligible receivables. See Note 3 of Notes to the Consolidated Financial Statements included in Blount, Inc.'s 1993 Annual Report to Shareholders for the terms and conditions of the revolving credit agreement and the receivable sale agreement.

Working capital was $104.0 million at November 30, 1993 compared to $58.3 million at February 28, 1993. The principal reasons for this increase were the Company's earnings and operating cash flows for the first nine months of the current fiscal year and the excess proceeds from the 9% notes over the amount utilized to retire the 12% subordinated notes. The Company's operating cash flows for the first nine months of fiscal 1994 were $36.9 million compared to $66.9 million in the first nine months of the prior fiscal year. This reduction in operating cash flows is primarily due to the reduced sales of receivables under the Company's receivable sale agreement. Cash and cash equivalent balances increased to $66.2 million from $17.7 million at February 28, 1993, reflecting the Company's operating cash flows, excess proceeds from the 9% notes and distributions from a foreign joint venture.

Restrictions on the Company's ability to pay cash dividends are contained in the indenture related to the 9% notes and in certain financial covenants of the revolving credit agreement. Under the most restrictive requirement, retained earnings of approximately $11.8 million were available for the payment of dividends at November 30, 1993.

In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers Accounting for Postemployment Benefits", which requires the accrual of the cost of benefits to former or inactive employees after employment but before retirement. The Company's required adoption date is March 1, 1994. The impact of adoption on the Company's operating results and financial position is not expected to be material.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT, INC.
- ----------------------
     Registrant





Date:  January 10, 1994                        /s/ Harold E. Layman
                                          ---------------------------------
                                                   Harold E. Layman
                                               Senior Vice President &
                                               Chief Financial Officer