Form 10-K
period 1994-02-28
BLOUNT INC
filed 1994-04-29
CIK 12707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-K
(Mark One)
{X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended February 28, 1994
                          -----------------
                                     OR
{ }   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
Commission file number 1-7002
                       ------
                                BLOUNT, INC.
- - ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                   63-0593908
- - ----------------------------------        ------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

4520 Executive Park Drive, Montgomery, Alabama               36116-1602
- - ----------------------------------------------        ------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (205) 244-4000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
        Title of each class                        on which registered
Class A Common Stock, $1.00 par value
Class B Common Stock, $1.00 par value            American Stock Exchange
- - -------------------------------------            -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      Yes            No    X
          -------       -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes    X       No
          -------       -------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.


Aggregate market value of voting stock held by nonaffiliates as of April 1,
- - ---------------------------------------------------------------------------
1994:    $179,922,498
- - --------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock $1.00 par value, as of April 1, 1994:  8,282,515 shares
                                                            ---------
Class B Common Stock $1.00 par value, as of April 1, 1994:  4,178,175 shares
                                                            ---------

                     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Portions of proxy statement for the annual meeting of stockholders to be held June 27, 1994 are incorporated by reference in Part III.

PART I

ITEM 1.  BUSINESS

The Company is an international manufacturing company with operations in three business segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Company's current manufacturing operations date largely to the acquisition of Omark Industries, Inc. in 1985. The Company was founded in 1946 as a general construction company and, over the succeeding years, grew into one of the largest construction companies in the United States. In February 1994, the Company adopted a plan to discontinue its construction business. See "Business - Acquisitions and Dispositions" on pages 6 and 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 through 15 and Note 4 of Notes to Consolidated Financial Statements on pages 29 and 30.

OUTDOOR PRODUCTS

The Company's Outdoor Products segment is comprised of the Oregon Cutting Systems Division ("Oregon") and Dixon Industries, Inc. ("Dixon"). Oregon produces a wide variety of saw chain, bars, sprockets and chain maintenance equipment for use primarily on portable gasoline and electric chainsaws. The Oregon trademark is well known to end-users and the Company believes that it is a world leader in the production of saw chain. Oregon's saw chain and related products are used primarily by professional loggers, construction workers, homeowners, farmers and tree surgeons. Recent new products from Oregon include the Woodzig power pruner and the Industrial Cutting System ("ICS") concrete cutter. Winner of an Industrial Design Excellence Award in 1991, the Woodzig is an electric power pruner designed primarily for use by homeowners. ICS, a diamond-tipped chain cutting system for concrete (including steel-reinforced concrete), is a faster and more flexible concrete cutting method than others currently employed in the construction and demolition industries.

Oregon sells to a large number of distributors, dealers and mass merchandisers serving the retail replacement market. In addition, Oregon currently sells its products to more than 50 original equipment manufacturers ("OEMs"). Due to the high level of technical expertise and capital investment required to manufacture saw chain, the Company believes that it is able to produce durable, high-quality saw chain more efficiently than most of those OEMs. The use of Oregon cutting chain as original equipment on chainsaws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws. Sales of saw chain for replacement use, which accounted for approximately three-quarters of the Company's saw chain sales in fiscal 1994, are generally more profitable than sales of saw chain to OEMs.

The Company has Outdoor Products sales personnel throughout the United States and in a number of foreign countries. Sales derived from operations outside the United States accounted for 45%, and export sales accounted for 10%, of Outdoor Products sales during fiscal 1994. Oregon manufactures saw chain and related products in Milwaukie, Oregon; Guelph, Ontario, Canada and Curitiba, Brazil.

Oregon's products compete on the basis of quality and price, primarily with the products of other saw chain manufacturers as well as a small number of international chainsaw manufacturers, some of whom are also customers.

Segment operating income is subject to seasonality with over half of annual operating income generated during the last half of the fiscal year. Sales are seasonal to a much lesser extent, reflecting the effect of volume sales to several OEMs at lower margins typically than replacement sales. This segment's principal raw material, strip steel, is generally purchased from two vendors, although it is readily available from other sources.

Dixon, a manufacturer of ZTR (zero turning radius) riding lawn mowers and related attachments, was acquired in early fiscal 1991. The maneuverability of ZTR mowers significantly reduces mowing time and distinguishes them from competitors' products. These mowers accounted for $29.5 million or 13% of Outdoor Product sales.

INDUSTRIAL AND POWER EQUIPMENT

The Company's Industrial and Power Equipment segment manufactures equipment for timber harvesting and log loading, industrial tractors and loaders, rotation bearings and mechanical power transmission components. The Company believes that it is a world leader in the manufacture of hydraulic timber harvesting equipment, which includes a line of self-propelled and truck-mounted loaders and feller bunchers (tractors with hydraulic attachments for felling timber) under the Prentice brand name and a line of tractors, feller bunchers and related attachments under the Hydro-Ax brand name. Major customers of the Industrial and Power Equipment segment include timber harvesters, land reclamation companies, contractors and scrap yard operators.

The Company sells its products through a network of approximately 60 dealers in over 100 locations in the United States and currently has an additional 13 dealers overseas, primarily in South America and Southeast Asia. Over 90% of this segment's sales in fiscal 1994 were in the United States, primarily in the southeast states.

The Company places a strong emphasis on the quality, safety, comfort, durability and productivity of its products and on the after-market service provided by its distribution and support network. The Company's Industrial and Power Equipment segment competes primarily on the basis of quality with a number of domestic and foreign manufacturers of log loaders and feller bunchers.

The Company attempts to capitalize on its technological and manufacturing expertise as a means of increasing its participation in the market for replacement parts for products which it manufactures, as well as of developing new product applications both within and beyond the timber, scrap and construction industries. The Company is committed to continuing research and development in this segment to respond quickly to increasing mechanization and environmental awareness in the timber harvesting industry. For example, the Company's products include three-wheel tractors and boom harvesters, which permit harvesters to employ selective cutting and thinning methods that may not be as destructive as traditional clear cutting.

The Company's Industrial and Power Equipment segment has manufacturing facilities in Owatonna, Minnesota; Prentice and Spencer, Wisconsin; Tulsa, Oklahoma and Zebulon, North Carolina. A majority of the components used in the Company's products are obtained from a number of domestic manufacturers.

Segment results also include those of Gear Products, Inc. ("Gear"), acquired by the Company early in fiscal 1992. Gear designs, manufactures and distributes rotation bearings and mechanical power transmission components for manufacturers of equipment that serve the utility, man-lift, construction, forestry and marine industries.


SPORTING EQUIPMENT

The Company's Sporting Equipment segment manufactures small arms ammunition, reloading equipment, primers, gun care products and accessories. Principal products include CCI and Speer ammunition sold for use by hunters, sportsmen and law enforcement and military personnel, RCBS reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition, Outers gun-care and trap-shooting products and Weaver shooting mounts and scopes.
The Company believes that it is a market leader in the domestic gun care and reloading markets with high levels of brand name recognition in each of these areas. The Sporting Equipment segment also produces industrial powerloads which are used in the construction industry to drive fastening pins into metal or concrete.

The market for Sporting Equipment products is characterized by a high degree of customer loyalty to brand names and historically has not been affected by adverse economic conditions. A continuing focus on new and better technologies has enabled the Company to introduce a number of new and improved products in recent years. These products include Blazer aluminum-case ammunition. Up to 15% less expensive than traditional brass-case ammunition, Blazer aluminum-case ammunition is used as training ammunition by numerous law-enforcement agencies located throughout the world. The Company developed its Clean-Fire ammunition, made with lead-free primers, in response to concern in the shooting community about exposure to lead and other heavy metals, particularly in indoor ranges.

Principal raw materials include brass, lead, aluminum and powder, which are purchased from several suppliers. The Company manufactures ammunition in Lewiston, Idaho, reloading equipment in Oroville, California and mounts, scopes and gun care equipment in Onalaska, Wisconsin.

In the market for small arms ammunition and primers, the Company competes with several larger manufacturers with well established brand names and market share positions. In the segment's other product lines, the Company competes with a number of smaller competitors, none of whom has a dominant market share.

CAPACITY UTILIZATION

Based on an 80-hour work week, the Outdoor Products, Industrial and Power Equipment and Sporting Equipment segments utilized approximately 90%, 72% and 56%, respectively, of their production capacity in fiscal 1994.

BACKLOG

The backlog for each of the Company's business segments as of the end of each of its last four fiscal years was as follows:

                                              Last day of February
                                  --------------------------------------------
                                    1994        1993        1992        1991
                                  --------    --------    --------    --------
                                                 (In thousands)

Outdoor Products                  $ 36,507    $ 31,369    $ 33,561    $ 19,830
Industrial and Power Equipment      93,794      32,883      20,058       9,178
Sporting Equipment                  16,750       3,048       5,437       8,100
                                  --------    --------    --------    --------
                                  $147,051    $ 67,300    $ 59,056    $ 37,108
                                  ========    ========    ========    ========

The total backlog as of February 28, 1994 is expected to be completed and shipped within fiscal 1995.

ACQUISITIONS AND DISPOSITIONS

In fiscal 1990, the Company sold certain of its remaining agri/industrial operations for cash and notes of $4.4 million and its foreign resource recovery subsidiary for cash of approximately $24 million. The Company's Board of Directors in March 1990 ratified a plan adopted by management in fiscal 1990 for the disposal of the Company's remaining resource recovery/development operations.

In March 1990, the Company acquired all of the outstanding capital stock of Dixon Industries, Inc. for cash of approximately $25 million. Dixon manufactures specialty riding lawn mowers and related attachments. The transaction was accounted for as a purchase.

In fiscal 1991, the Company acquired certain product line manufacturing and marketing rights for its Industrial and Power Equipment segment at a cost of $5.5 million.

In fiscal 1991, the Company sold its rights to certain resource recovery technology for cash and notes of approximately $5 million.

In March 1991, the Company acquired all the outstanding capital stock of Gear Products Inc. for cash and notes of $17.4 million. Gear designs and manufactures rotation bearings and mechanical power transmission components for manufacturers of equipment that serve the utility, man-lift, construction, forestry and marine industries. The transaction was accounted for as a purchase.

In May 1991, the Company sold its remaining resource recovery operations consisting principally of two resource recovery facilities. The sales price was approximately $14.5 million in cash. The Company has been released from its contingent liabilities under guarantees with respect to the two facilities.

In fiscal 1993, the Company sold its remaining agri/industrial plants for cash of $.9 million.

In February 1994, the Company adopted a plan to discontinue its construction business. The plan provides for the orderly completion and close-out of the Company's principal domestic and foreign construction projects ("the projects") and the sale of Pozzo Construction Company ("Pozzo"), the Company's wholly owned subsidiary headquartered in Los Angeles, California. In March 1994, the company entered into an agreement with Caddell Construction Co., Inc. ("Caddell") under which Caddell will provide the consulting and construction management services necessary to complete the projects and acquired the Company's right to use the name "Blount" in the construction business for a period of years. As of February 28, 1994, the projects encompassed by the agreement with Caddell have a remaining contract value of approximately $94 million and are expected to be completed within two years. Although Caddell will actively manage the projects, the Company will remain subject to the inherent risks associated with a general construction contractor. On most of the projects, the Company will participate in future profits and remain responsible for substantially all losses, if any, in excess of current estimates of final project profit or loss. The Company is pursuing the sale of Pozzo and expects a sale to be concluded within 12 months. During the period until sale, Pozzo will continue normal operations, including the pursuit of new contracts. An after-tax loss of $650 thousand was recorded for the disposal of this segment.

EMPLOYEES

At February 28, 1994, the Company employed approximately 4,700 individuals, 16% of whom were employed by its discontinued construction business. None of the Company's employees in the manufacturing operations are unionized. The Company believes its relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency ("EPA") has designated a predecessor of the Company as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin. The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by the predecessor of the Company. It is the view of the Company that because its predecessor corporation purchased assets rather than stock, the Company does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. The Company believes the EPA is wrong on the successor liability issue. However, with other PRP's, the Company made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA is proceeding with the clean-up. The estimated clean-up costs are approximately $5 to $10 million with maintenance costs of approximately $150,000 per year for 30 years. The Company does not expect the situation to have a material adverse effect.

The Company announced in January 1989, that a pocket of a cleaning solvent, trichloroethylene ("TCE"), had been detected under the concrete floor of the Company's cutting systems division plant in Milwaukie, Oregon. TCE was also detected in the City of Milwaukie drinking water wells. The Company's deep wells, which are surrounded by the City of Milwaukie wells, draw from the same aquifer and show TCE amounts less than those of the City's wells. On December 6, 1989, the Company entered into a Stipulation and Consent Agreement for facility investigation with the Department of Environmental Quality ("DEQ") of the State of Oregon and agreed to investigate the TCE contamination beneath the plant and take appropriate measures to remediate potential adverse effects from such contamination. In November 1992, the Company submitted a Facility Investigation Final Report ("Report") to the DEQ for the Milwaukie, Oregon plant. The Report states that the contamination has affected a limited portion of the saturated engineered fill under the building. Since monitoring began in 1988, the contaminant plume in the engineered fill has not migrated. The concentration of the contaminants in the plume has been reduced by greater than 50% since 1989. The TCE plume has not migrated off Company property.
The Company believes the contaminants pose no risk to Company employees or the community because the ground water within the shallow alluvium is not used and the contaminants are not migrating towards the drinking water supply aquifer. There is no evidence that the Company's operations have affected the drinking water supply aquifer. The Company does not expect the situation to have a material adverse effect.

From time to time the Company may be identified as a potentially responsible party with respect to a Superfund site. EPA (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation and feasibility study and remedial action or (b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs, but the parties can then bring contribution actions against each other. As a result of the Superfund Act, the Company may be required to expend amounts on remedial investigations and actions which amounts cannot be determined at the present time but may ultimately prove to be significant.

During fiscal 1994, the Company spent an aggregate of approximately $1.2 million on improvements in connection with environmental quality standards. The Company expects to spend approximately $.8 million during fiscal 1995 and between $1.0 million and $1.2 million for each of the two years thereafter on compliance costs.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 through 15 and Note 10 of Notes to Consolidated Financial Statements on pages 37 and 38.


ITEM 2.  PROPERTIES

The corporate headquarters of the Company occupies executive offices at 4520 Executive Park Drive, Montgomery, Alabama.

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Brazil and sales and distribution offices are located in Europe and Japan. Lawn mowers and related attachments are manufactured at a plant in Coffeyville, Kansas. Log loaders and feller-bunchers are manufactured at plants in Prentice and Spencer, Wisconsin; Zebulon, North Carolina; and Owatonna, Minnesota. Rotation bearings and mechanical power transmission components are manufactured at a plant in Tulsa, Oklahoma. Sporting ammunition, reloading equipment products, gun care equipment and industrial power loads are manufactured at plants in Lewiston, Idaho; Oroville, California; and Onalaska, Wisconsin.

All of these plants are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. Approximate square footage of principal properties is as follows:

                                           Area in Square Feet
                                           -------------------
                                            Owned       Leased
                                           -------     -------
     Outdoor Products                      894,000     204,000
     Sporting Equipment                    705,000           0
     Industrial & Power Equipment          630,000           0
     Corporate Office                      191,000      15,000
                                         ---------     -------
          Total                          2,420,000     219,000
                                         =========     =======

ITEM 3.  LEGAL PROCEEDINGS

On December 20, 1989, the Company sold to Asea Brown Boveri Ltd. ("ABB") all the stock of W+E Umwelttechnik AG, then an engineering subsidiary of the Company in the waste-to-energy business located in Zurich, Switzerland. On July 26, 1993, ABB filed a Request for Arbitration with the Zurich Chamber of Commerce. The request contains statements that ABB has or anticipates having losses on two projects which were underway at the time of sale. While it is not clear, ABB appears to be claiming approximately 100 Million Swiss francs and rescission of the purchase agreement based on the Company's alleged wilful failure to disclose material facts and that ABB made a fundamental mistake in entering into the purchase agreement. Executives of the two companies have discussed the matter and were not able to resolve it. The matter proceeded to mediation and the parties were not able to resolve it. The Company believes it has valid defenses based on the terms of the purchase agreement, the facts and the law. In March 1994, the Company filed a lawsuit against ABB and two of its subsidiaries in the Circuit Court of Jefferson County, Alabama seeking declaratory judgment and injunctive relief as well as money damages for (i) intentional interference with the Company's business relationships and (ii) abuse of process. The Company does not expect the situation to have a material adverse effect on its financial condition.

General contractors in the ordinary course of business become involved in claims, many of which are settled in the field, some of which are settled by the parties involved prior to or upon completion of work and some of which are ultimately litigated. Such disputes have arisen routinely in the course of the Company's construction business and may arise as the final projects are completed.

The Company is a defendant in a number of product liability lawsuits involving serious personal injuries for which it is self-insured, some of which seek significant or unspecified damages. In addition, the Company is a party to a number of other suits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe these lawsuits will have a material adverse effect on its financial condition.

For information regarding legal proceedings see Note 8 of Notes to Consolidated Financial Statements on pages 34 through 36.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table presents for the two years ended the last day of February 1994 the quarterly high and low prices on the American Stock Exchange and cash dividends declared for the Company's Common Stock. The Company had approximately 8,900 shareholders as of April 15, 1994.

                        Class A Common Stock              Class B Common Stock
                  --------------------------      ----------------------------
                  High       Low     Dividend    High       Low       Dividend
- - ------------------------------------------------------------------------------
1994
First quarter     $16 1/2   $12 1/8   $ .1125    $16 5/8    $12 7/8    $ .1000
Second quarter     16 1/2    13 1/8     .1125     16 3/8     12 3/4      .1000
Third quarter      23 3/8    14 1/2     .1125     23 3/4     14 3/8      .1000
Fourth quarter     32 1/2    22 3/4     .1250     32 1/2     23 3/8      .1125

1993
First quarter     $ 8 1/2   $ 7       $ .1125    $ 8 1/4    $ 7 1/8    $ .1000
Second quarter      9 1/4     8 1/4     .1125      9 1/8      8 1/4      .1000
Third quarter       9 3/4     8 5/8     .1125      9 3/4      8 1/2      .1000
Fourth quarter     17         9 3/4     .1125     16 7/8      9 5/8      .1000


For information regarding restrictions on the Company's ability to pay cash dividends, see Note 3 of Notes to Consolidated Financial Statements on pages 27 through 29.

For information regarding restrictions on the net assets of foreign subsidiaries, see Note 11 of Notes to Consolidated Financial Statements on pages 39 and 40.

ITEM 6.  SELECTED FINANCIAL DATA

For the years ended the last day of February         1994          1993          1992          1991          1990
Dollar amounts in thousands, except share data
- - -----------------------------------------------------------------------------------------------------------------
Operating Results:
Sales                                         $   487,312   $   426,237   $   382,532   $   355,061   $   335,524
Operating income from segments                     73,631        43,404        25,372        28,384        31,341
Income (loss) from continuing operations
   before extraordinary gain (loss) and
   cumulative effect of accounting changes         24,304        12,007        (4,295)          644         7,070
Net income(1)                                      14,080         7,239           683         2,242        21,800
Per share:
   Income (loss) from continuing operations
      before extraordinary gain (loss) and
      cumulative effect of accounting changes        1.91           .98          (.35)          .06           .59
   Net income(1)                                     1.11           .59           .06           .19          1.81
- - --------------------------------------------- ------------- ------------- ------------- ------------- -----------
Year-End Financial Position:
Total assets                                  $   492,901   $   447,151   $   466,243   $   496,319   $   518,003
Working capital                                   104,346        58,340        63,671        86,911        75,286
Property, plant and equipment-gross               276,116       270,312       265,067       244,672       225,604
Property, plant and equipment-net                 140,422       149,061       154,280       147,274       140,359
Long-term debt                                    107,651        82,046       105,654       124,052       100,277
Total debt                                        109,733        88,143       130,846       144,358       102,359
Net debt (total debt less cash and cash
   equivalents) to total capitalization             20.8%         29.0%         44.1%         40.7%          9.2%
Shareholders' equity                              166,853       155,071       151,129       155,409       158,406
Current ratio                                    1.6 to 1      1.4 to 1      1.4 to 1      1.5 to 1      1.3 to 1
- - --------------------------------------------- ------------- ------------- ------------- ------------- -----------
Other Data:
Property, plant and equipment additions(2)    $    14,711   $    20,373   $    32,983   $    27,145   $    19,021
Depreciation and amortization                      22,801        23,361        22,251        17,261        15,789
Interest expense, net                               9,551         9,687        14,384        11,099         4,466
Stock price                   Class A high         32 1/2        17            12 7/8        13 3/4        13 1/4
                              Class A low          12 1/8         7             5 3/4         6 7/8         9 1/4
Stock price                   Class B high         32 1/2        16 7/8        14 3/4        14 5/8        13 1/4
                              Class B low          12 3/4         7 1/8         5 5/8         7             9 1/4
Per common share dividends    Class A               .4625           .45           .45           .45           .45
                              Class B               .4125           .40           .40           .40           .40
Weighted average common shares outstanding     12,730,733    12,283,592    11,958,557    12,000,207    12,040,823
Employees (approximate)                             4,700         4,800         4,700         4,600         5,000
- - --------------------------------------------- ------------- ------------- ------------- ------------- -----------

(1) Includes an extraordinary gain of $92 ($.01 per share) on repurchase of debt in 1994, an extraordinary loss of $119 ($.01 per share) on repurchase of debt in 1993, income of $6,014 ($.50 per share) representing the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No.
106 and SFAS No. 109 in 1992, an extraordinary gain of $1,205 ($.10 per share) on repurchase of debt in 1991 and a gain on disposal of discontinued operations of $7,693 ($.64 per share) in 1990.

(2) Includes property, plant and equipment of acquired companies at date of purchase of $6,034 in 1992 and $4,675 in 1991 and $11,300 resulting from the adoption of SFAS No. 109 in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

OPERATING RESULTS

TOTAL COMPANY

FISCAL 1994 COMPARED TO FISCAL 1993

Sales in fiscal 1994 were $487.3 million compared to $426.2 million in fiscal 1993. Income from continuing operations before extraordinary gain improved to $24.3 million in fiscal 1994, more than twice the $12.0 million in fiscal 1993. The improved sales and operating results reflect continued strong performance by each of the Company's manufacturing segments. Net income of $14.1 million in fiscal 1994 compared to net income of $7.2 million in fiscal 1993. Fiscal 1994 net income included a loss of $10.3 million from discontinued operations and an extraordinary gain of $92 thousand on repurchase of debt. Fiscal 1993 net income included a loss of $4.6 million from discontinued operations and an extraordinary loss of $119 thousand on repurchase of debt.

Selling, general and administrative expenses increased by $12.0 million in fiscal 1994, principally as a result of accruals for expected legal costs related to the sale of a former subsidiary (see Note 8 of Notes to Consolidated Financial Statements) and management incentive plans resulting from the Company's improved earnings and increased stock price.

Net other expense in fiscal 1994 increased by $3.0 million over fiscal 1993 primarily due to losses resulting from disposals and reductions in carrying value of certain property, plant and equipment.

In February 1994, the Company adopted a plan to discontinue its construction business. The plan provides for the orderly completion and close-out of the Company's principal domestic and foreign construction projects ("the projects") and the sale of Pozzo Construction Company ("Pozzo"), the Company's wholly owned subsidiary headquartered in Los Angeles, California. In March 1994, the Company entered into an agreement with Caddell Construction Co., Inc. ("Caddell") under which Caddell will provide the consulting and construction management services necessary to complete the projects and acquired the Company's right to use the name "Blount" in the construction business for a period of years. The projects encompassed by the agreement with Caddell have a remaining contract value of approximately $94 million and are expected to be completed within two years. Although Caddell will actively manage the projects, the Company will remain subject to the inherent risks associated with a general construction contractor. On most of the projects, the Company will participate in future profits and remain responsible for substantially all losses, if any, in excess of current estimates of final project profit or loss. The Company is pursuing the sale of Pozzo and expects a sale to be concluded within 12 months. During the period until sale, Pozzo will continue normal operations, including the pursuit of new contracts.

In fiscal 1994, an after-tax loss of $650 thousand was provided for disposal of the construction segment. The results of construction operations are classified as discontinued operations in the Company's consolidated statements of income.

FISCAL 1993 COMPARED TO FISCAL 1992

Sales in fiscal 1993 were $426.2 million compared to $382.5 million in fiscal 1992. Net income of $7.2 million in fiscal 1993 compared to net income of $683 thousand for fiscal 1992. Fiscal 1993 net income included a loss of $4.6 million from discontinued operations and an extraordinary loss of $119 thousand on repurchase of debt. Fiscal 1992 results included a loss of $1.0 million from discontinued operations and after tax income of $6.0 million resulting from the cumulative effect of accounting changes for income taxes and postretirement benefits other than pensions.

Selling, general and administrative expenses were down $5.9 million (including a reduction of $3.1 million in corporate expenses) or 5.4% during fiscal 1993 reflecting a major emphasis on the reduction of overhead expenses. Net interest expense was $4.7 million lower than in fiscal 1992 principally due to lower average interest rates and lower average debt levels, including debt reductions resulting from the Company's improved cash flows and receivable sale agreement (see below). Net other expense increased by $1.7 million in fiscal 1993 over fiscal 1992 as gains in fiscal 1992 on a lease termination were not present in fiscal 1993.

SEGMENTS

FISCAL 1994 COMPARED TO FISCAL 1993

Sales for the Outdoor Products segment in fiscal 1994 were $234.5 million compared to $213.6 million during fiscal 1993. Operating income increased to $34.0 million during fiscal 1994 from $20.6 million in fiscal 1993. The improved results for this segment were primarily due to increased sales and operating income of $15.3 million and $11.6 million, respectively, at the Company's Oregon Cutting Systems Division ("Oregon"), reflecting an 11% increase in the sales volume of saw chain, Oregon's principal product, and reduced unit costs. A significant part of Oregon's operations are conducted in foreign countries, and as a result, fluctuations in exchange rates impact the amount of reported sales, operating margins and the amount of foreign exchange adjustments reflected in income. The Company enters into foreign exchange forward contracts to reduce the effects of exchange rate fluctuations on Oregon's anticipated future foreign currency cash flows. As these contracts are accounted for at market value, the effects of exchange rate fluctuations are recognized in income until the contracts are terminated (see
Note 1 of Notes to Consolidated Financial Statements). Oregon has manufacturing facilities in Brazil whose operations are significantly affected by high inflation, currency devaluation and resulting government policies. Operating income from Brazil was $749 thousand in fiscal 1994 compared to $384 thousand in fiscal 1993. Sales and operating income at other units of the Outdoor Products segment were up by 20% to $33.8 million and 115% to $3.3 million, respectively, in fiscal 1994, principally as a result of higher average selling prices and a 20% increase in the sales volume of riding lawn mowers. In fiscal 1995, the Company expects the sales of the Outdoor Products segment to continue at fiscal 1994 levels with moderate gains in Europe and improved results in the former Eastern Bloc countries.

Sales for the Industrial and Power Equipment segment were $162.0 million during fiscal 1994 compared to $128.9 million during fiscal 1993. Operating income increased to $24.5 million during fiscal 1994 from $12.8 million during fiscal 1993. Demand for this segment's products remained high as the aggregate volume of timber harvesting and industrial tractor and loader units sold during fiscal 1994 increased by 20% over the prior fiscal year. The improvement in operating income was principally due to this increase in volume, improved parts sales and increased average selling prices. High backlogs combined with an expected increase in capital spending by the forest products industry and expanding international opportunities indicate continued growth for this segment.

Sales for the Sporting Equipment segment were $90.8 million during fiscal 1994 compared to $83.7 million in fiscal 1993. Operating income increased to $15.2 million from $10.0 million during fiscal 1993. The increases in sales and operating income were principally due to improved margins on higher volume and income recognized in fiscal 1994 upon finalizing a license and technical assistance agreement with a foreign company. This agreement is expected to lead to future product sales as well as royalties. The Company expects fiscal 1995 to be another good year for the Sporting Equipment segment.

FISCAL 1993 COMPARED TO FISCAL 1992

Sales for the Outdoor Products segment in fiscal 1993 increased by $16.9 million over fiscal 1992, while operating income was up by $7.2 million. The improved results for this segment were principally attributable to increased sales of $11.3 million and an operating income increase of $6.7 million at Oregon; approximately $2.4 million of the sales increase resulted from higher average sales prices for a core product and $7.7 million was attributable to the increased volume of products purchased for resale and new products. The improved operating income at Oregon resulted from the additional margin on increased sales and a reduction of $2.6 million in selling, general and administrative expenses. In fiscal 1993, operating income from Brazil was $384 thousand compared to $524 thousand in fiscal 1992. The aggregate sales and operating income at other Outdoor Products segment units were up by approximately 24% to $28.3 million and 47% to $1.6 million, respectively, in fiscal 1993.

The results from the Industrial and Power Equipment segment reflected substantial improvement during fiscal 1993. Sales for this segment increased by $27.5 million in fiscal 1993, approximately $17.9 million from the increased volume and $7.0 million from the higher average sales prices of forestry and industrial equipment units sold. Fiscal 1992 results were adversely affected by the effects of the recession on the segment's principal market, the forest products industry. Operating income improved by $13.3 million principally as a result of the additional margin on increased sales.

Sales from the Company's Sporting Equipment segment were down slightly in fiscal 1993 compared to fiscal 1992 while operating income dropped 19.8%. The reduced fiscal 1993 operating results were principally due to margin reductions of $2.8 million resulting from both reduced average selling prices and lower export volume for a major ammunition product line and higher warranty costs from prior year foreign sales.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1994, the Company had $1.1 million outstanding under its uncommitted short-term lines of credit. At February 28, 1994, the Company's long-term debt and equity were $107.7 million and $166.9 million, respectively, for a long-term debt to equity ratio of .6 to 1 as compared to a ratio of .5 to 1 at February 28, 1993. In July 1993, the Company issued 9% senior subordinated notes ("the 9% notes") due 2003 in the principal amount of $100 million. In August 1993, the majority of the proceeds from the 9% notes was used to retire $73.6 million 12% subordinated notes due 1996. In June 1993, the Company increased the amount that can be borrowed under its revolving credit agreement from $50 million to $60 million. At February 28, 1994, no amounts were outstanding under the revolving credit agreement. Since issuing the 9% notes, the Company has temporarily discontinued the sale of receivables under a receivable sale agreement with a major bank under which the Company can sell up to $25 million of eligible receivables. See Note 3 of Notes to Consolidated Financial Statements for a description of the terms and conditions of the 9% notes, the revolving credit agreement and the receivable sale agreement.

Working capital was $104.3 million at February 28, 1994, compared to $58.3 million at February 28, 1993. The principal reasons for this increase were the Company's improved earnings in fiscal 1994 and the excess proceeds from the 9% notes over the amount utilized to retire the 12% subordinated notes. The Company's operating cash flows for fiscal 1994 were $29.2 million compared to $68.1 million in fiscal 1993. This reduction in operating cash flows is primarily due to the reduced sales of receivables under the Company's receivable sale agreement, higher income tax payments and an increase in inventories in the fourth quarter of fiscal 1994 to meet expected demand early in fiscal 1995. Cash and cash equivalent balances increased to $52.2 million at February 28, 1994 from $17.7 million at February 28, 1993, reflecting the Company's operating cash flows and excess proceeds from the 9% notes. The Company believes that its operating cash flows, working capital and unused credit facilities will provide both short-term and long-term liquidity.

Restrictions on the Company's ability to pay cash dividends are contained in the indenture related to the 9% notes and in certain financial covenants of the revolving credit agreement. Under the most restrictive requirement, retained earnings of approximately $13.0 million were available for the payment of dividends at February 28, 1994.

The Company and its operations are subject to various environmental laws and regulations. See "Business - Environmental Matters" and Note 8 of Notes to Consolidated Financial Statements for a description of certain environmental matters.

Management believes that the impact of domestic inflation on the Company has not been material in recent years as inflation rates have remained low.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the consolidated financial statements and the financial statement schedules of Blount, Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blount, Inc. and subsidiaries as of the last day of February 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

In accordance with statements issued by the Financial Accounting Standards Board, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in 1992.

COOPERS & LYBRAND


Atlanta, Georgia
April 12, 1994

                          MANAGEMENT RESPONSIBILITY

All information contained in the consolidated financial statements of Blount, Inc., has been prepared by management, which is responsible for the accuracy and internal consistency of the information. Generally accepted accounting principles have been followed. Reasonable judgments and estimates have been made where necessary.

Management is responsible for establishing and maintaining a system of internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The system of internal accounting controls is tested by the internal audit department as part of its normal responsibilities and by Coopers & Lybrand to the extent deemed necessary in accordance with generally accepted auditing standards. Management believes the system of internal controls has been effective during the Company's most recent fiscal year and that no matters have arisen which indicate a material weakness in the system. Management follows the policy of responding to the recommendations concerning the system of internal controls made both by Coopers & Lybrand and by the internal audit department. Management implements those recommendations that it believes would improve the system of internal controls and be cost justified.

Six directors of the Company, not members of management, serve as the Audit Committee of the Board and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee meets with management personnel, the internal auditors and the Company's independent auditors, Coopers & Lybrand, several times each year to consider the results of internal and external audits of the Company and to discuss internal accounting control, auditing and financial reporting matters. At these meetings, the Audit Committee also meets privately with Coopers & Lybrand and the General Auditor of the Company to ensure free access by the independent auditors and internal auditors to the committee.

The Company's independent auditors, Coopers & Lybrand, audited the financial statements prepared by the Company. Their opinion on these statements is presented on page 16.



JOHN M. PANETTIERE                          HAROLD E. LAYMAN
President and                               Senior Vice President and
Chief Executive Officer                     Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME
Blount, Inc. and Subsidiaries

For the years ended the last day of February                                 1994              1993              1992
- - ---------------------------------------------------------------------------------------------------------------------
In thousands, except share data
Sales                                                               $     487,312     $     426,237     $     382,532
Cost of sales                                                             320,455           292,411           263,964
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Gross profit                                                              166,857           133,826           118,568
Selling, general and administrative expenses                              116,272           104,277           110,194
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Income from operations                                                     50,585            29,549             8,374
Interest expense, net                                                      (9,551)           (9,687)          (14,384)
Other expense, net                                                         (4,760)           (1,742)              (62)
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Income (loss) before income taxes                                          36,274            18,120            (6,072)
Provision (benefit) for income taxes                                       11,970             6,113            (1,777)
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Income (loss) from continuing operations before extraordinary
gain (loss) and cumulative effect of accounting changes                    24,304            12,007            (4,295)
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Discontinued operations:
   Loss from operations, net                                               (9,666)           (4,649)           (1,036)
   Loss on disposal, net                                                     (650)
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
   Total loss from discontinued operations                                (10,316)           (4,649)           (1,036)
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Income (loss) before extraordinary gain (loss) and
cumulative effect of accounting changes                                    13,988             7,358            (5,331)
Extraordinary gain (loss) on repurchase of debt, net                           92              (119)
Cumulative effect of accounting changes, net                                                                    6,014
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Net income                                                          $      14,080     $       7,239     $         683
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Income (loss) per share of common stock:
Income (loss) from continuing operations before extraordinary
gain (loss) and cumulative effect of accounting changes             $        1.91     $         .98     $        (.35)
Discontinued operations                                                      (.81)             (.38)             (.09)
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Income (loss) before extraordinary gain (loss)
and cumulative effect of accounting changes                                  1.10               .60              (.44)
Extraordinary gain (loss)                                                     .01              (.01)
Cumulative effect of accounting changes                                                                           .50
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Net income                                                          $        1.11     $         .59     $         .06
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Weighted average number of common
shares outstanding                                                     12,730,733        12,283,592        11,958,557
- - ------------------------------------------------------------------- ----------------- ----------------- -------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Blount, Inc. and Subsidiaries

For the years ended the last day of February                                 1994              1993              1992
- - ---------------------------------------------------------------------------------------------------------------------
In thousands, except share data
Balance at beginning of period                                      $     128,833     $     126,813     $     131,284
Net income                                                                 14,080             7,239               683
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
                                                                          142,913           134,052           131,967
Less cash dividends declared:
   Common stock (Class A - $.4625 per share in 1994 and
   $.45 per share in 1993 and 1992;
   Class B - $.4125 per share in 1994 and $.40 per share
   in 1993 and 1992)                                                        5,473             5,219             5,154
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Balance at end of period                                            $     137,440     $     128,833     $     126,813
- - ------------------------------------------------------------------- ----------------- ----------------- -------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Blount, Inc. and Subsidiaries

As of the last day of February                                                                 1994              1993
- - ---------------------------------------------------------------------------------------------------------------------
In thousands, except share data
Assets
- - ------------------------------------------------------------------------------------- ----------------- -------------
Current assets:
   Cash and cash equivalents, including short-term
   investments of $48,810 and $15,223                                                 $      52,213     $      17,723
   Accounts receivable, net of allowances for
   doubtful accounts of $2,238 and $2,563                                                   134,458           117,956
   Inventories                                                                               60,180            55,900
   Deferred income taxes                                                                     17,742             2,178
   Other current assets                                                                      12,812            24,390
- - ------------------------------------------------------------------------------------- ----------------- -------------
      Total current assets                                                                  277,405           218,147
Property, plant and equipment, net of accumulated
depreciation of $135,694 and $121,251                                                       140,422           149,061
Cost in excess of net assets of acquired businesses, net                                     60,171            62,065
Other assets                                                                                 14,903            17,878
- - ------------------------------------------------------------------------------------- ----------------- -------------
Total Assets                                                                          $     492,901     $     447,151
- - ------------------------------------------------------------------------------------- ----------------- -------------
Liabilities and Shareholders' Equity
- - ------------------------------------------------------------------------------------- ----------------- -------------
Current liabilities:
   Notes payable and current maturities of long-term debt                             $       2,082     $       6,097
   Accounts payable                                                                          74,267            66,292
   Accrued expenses                                                                          83,757            70,741
   Billings in excess of costs and recognized profits
   on uncompleted contracts                                                                  12,953            16,677
- - ------------------------------------------------------------------------------------- ----------------- -------------
      Total current liabilities                                                             173,059           159,807
Long-term debt, exclusive of current maturities                                             107,651            82,046
Deferred income taxes, exclusive of current portion                                          13,499            12,966
Other liabilities                                                                            31,839            37,261
- - ------------------------------------------------------------------------------------- ----------------- -------------
      Total liabilities                                                                     326,048           292,080
- - ------------------------------------------------------------------------------------- ----------------- -------------
Commitments and Contingent Liabilities
- - ------------------------------------------------------------------------------------- ----------------- -------------
Shareholders' equity:
   Common stock: par value $1.00 per share;
      Class A: 8,273,035 and 7,883,630 shares issued                                          8,273             7,884
      Class B: 4,178,197 and 4,345,537 shares issued                                          4,178             4,346
   Capital in excess of par value of stock                                                    9,515             6,773
   Retained earnings                                                                        137,440           128,833
   Accumulated translation adjustment                                                         7,447             7,235
- - ------------------------------------------------------------------------------------- ----------------- -------------
      Total shareholders' equity                                                            166,853           155,071
- - ------------------------------------------------------------------------------------- ----------------- -------------
Total Liabilities and Shareholders' Equity                                            $     492,901     $     447,151
- - ------------------------------------------------------------------------------------- ----------------- -------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount, Inc. and Subsidiaries

For the years ended the last day of February                                 1994              1993              1992
- - ---------------------------------------------------------------------------------------------------------------------
In thousands
Cash flows from operating activities:
Net income                                                          $      14,080     $       7,239     $         683
Adjustments to reconcile net income to net cash
provided by operating activities:
   Extraordinary loss (gain)                                                  (92)              119
   Cumulative effect of accounting changes                                                                     (6,014)
   Depreciation, amortization and other noncash charges                    23,576            24,357            23,701
   Deferred income taxes                                                  (15,031)           (8,558)           (3,064)
   Loss (gain) on disposals of property, plant and equipment                3,349             1,482            (2,161)
   Changes in assets and liabilities, net of effects
   of acquisitions of businesses:
      Increase (decrease) in aggregate balance
      of accounts receivable sold                                         (17,637)            3,637            14,000
      Decrease in accounts receivable                                       1,135             2,684             9,451
      (Increase) decrease in inventories                                   (4,280)            9,569                19
      (Increase) decrease in other assets                                  12,337               140            (4,916)
      Increase (decrease) in accounts payable                               7,975             2,929            (5,027)
      Increase in accrued expenses                                         12,701             8,135             8,534
      Increase (decrease) in other liabilities                             (8,946)           16,402           (22,038)
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
   Net cash provided by operating activities                               29,167            68,135            13,168
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Cash flows from investing activities:
Proceeds from sales of businesses and property, plant
and equipment                                                               3,916            11,129            16,496
Purchases of property, plant and equipment                                (14,605)          (17,965)          (15,546)
Acquisitions of businesses                                                                                    (14,590)
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
   Net cash used in investing activities                                  (10,689)           (6,836)          (13,640)
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Cash flows from financing activities:
Net reduction in short-term borrowings                                     (2,246)          (15,903)             (568)
Issuance of long-term debt                                                 97,327
Reduction of long-term debt                                               (75,325)          (29,615)           (8,876)
Dividends paid                                                             (5,473)           (5,219)           (5,154)
Purchase of treasury stock                                                                                       (682)
Issuance of stock under stock option and dividend
reinvestment plans                                                          1,729               529                53
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
   Net cash provided by (used in) financing activities                     16,012           (50,208)          (15,227)
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Net increase (decrease) in cash and cash equivalents                       34,490            11,091           (15,699)
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Cash and cash equivalents at beginning of period                           17,723             6,632            22,331
- - ------------------------------------------------------------------- ----------------- ----------------- -------------
Cash and cash equivalents at end of period                          $      52,213     $      17,723     $       6,632
- - ------------------------------------------------------------------- ----------------- ----------------- -------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL STOCK ACCOUNTS
Blount, Inc. and Subsidiaries

                                                       Common Stock          Capital    Accumulated
                                                    ------------------     In Excess    Translation    Treasury
In thousands                                        Class A    Class B        of Par     Adjustment       Stock
- - ---------------------------------------------------------------------------------------------------------------
Balance, February 28, 1991                          $ 7,554    $ 4,467       $ 4,930        $ 8,100     $  (926)
Conversion of Class B Common Stock
into Class A Common Stock                                91        (91)
Issuance of shares under dividend
reinvestment plan                                         6                       47
Aggregate adjustment resulting from
translation of foreign currency statements                                                     (458)
Purchase of treasury stock                                                                                 (682)
Issuance of shares to employee benefit plan                                       95                      1,183
- - --------------------------------------------------- ---------- ------------- -------------- ----------- -------
Balance, February 29, 1992                            7,651      4,376         5,072          7,642        (425)
Conversion of Class B Common Stock
into Class A Common Stock                                35        (35)
Exercise of employee stock options                       51          5           416
Issuance of shares under dividend
reinvestment plan                                         6                       51
Aggregate adjustment resulting from
translation of foreign currency statements                                                     (407)
Issuance of shares to employee benefit plan             141                    1,234                        425
- - --------------------------------------------------- ---------- ------------- -------------- ----------- -------
Balance, February 28, 1993                            7,884      4,346         6,773          7,235           0
Conversion of Class B Common Stock
into Class A Common Stock                               168       (168)
Exercise of employee stock options                      142                    1,511
Issuance of shares under dividend
reinvestment plan                                         5                       71
Aggregate adjustment resulting from
translation of foreign currency statements                                                      212
Issuance of shares to employee benefit plan              74                    1,160
- - --------------------------------------------------- ---------- ------------- -------------- ----------- -------
Balance, February 28, 1994                          $ 8,273    $ 4,178       $ 9,515        $ 7,447     $     0
- - --------------------------------------------------- ---------- ------------- -------------- ----------- -------

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Blount, Inc. and Subsidiaries

NOTE 1:
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:
The consolidated financial statements include the accounts of Blount, Inc. and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications:
Certain amounts in the 1993 and 1992 financial statements and notes to consolidated financial statements have been reclassified to conform with the 1994 presentation, principally discontinuance of construction operations (see
Note 4).

Balance sheet classifications:
Assets and liabilities arising from the Company's remaining long-term construction activities, the operating cycle of which extends over one year, are classified as current in the financial statements. A one-year time period is used as the basis for classification of all other current assets and liabilities.

Checks in transit are classified as accounts payable to the extent the aggregate of such checks exceeds available cash balances not temporarily invested. Checks classified as accounts payable were $5.5 million and $2.2 million as of the last day of February 1994 and 1993. All other checks in transit are recorded as reductions of cash.

Inventories:
Inventories are stated at the lower of first-in, first-out cost or market.

Property, plant and equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases which are essentially installment purchases are capitalized, with the related obligations stated at the principal portion of future lease payments. Depreciation charged to costs and expenses was $19.9 million, $20.5 million and $19.6 million in 1994, 1993 and 1992. Maintenance and repair costs were $16.0 million, $14.2 million and $14.0 million in 1994, 1993 and 1992.

Capitalization of interest:
Interest cost incurred during the period of construction of plant and equipment is capitalized. The interest cost capitalized on plant and equipment was minimal in 1994 and 1992 and $620 thousand in 1993.

Cost in excess of net assets of acquired businesses:
The excess cost is being amortized by the straight-line method over periods ranging from 30 to 40 years. Amortization expense was $1.9 million in each of the three fiscal years in the period ended February 28, 1994. Accumulated amortization was $15.3 million and $13.4 million as of the last day of February 1994 and 1993.

Foreign currency:
For foreign subsidiaries which have a majority of transactions denominated in U.S. dollars or conduct operations in a highly inflationary economy, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Revenues and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated into U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are accumulated in a separate component of shareholders' equity. The amount of income taxes allocated to this translation adjustment is not significant.

The Company enters into foreign exchange forward contracts to reduce the effect of exchange rate fluctuations on anticipated future foreign currency cash flows. These contracts are accounted for at market value with the resulting gains or losses recognized in income. Foreign exchange adjustments, including gains or losses on foreign exchange forward contracts, reduced pretax income by $484 thousand and $340 thousand in 1994 and 1993 and increased pretax income by $274 thousand in 1992.

Insurance accruals:
It is the Company's policy to self-insure a portion of expected losses related to workers' compensation and general, product and vehicle liability. Provisions for losses expected under these programs are recorded based on estimates of the aggregate liabilities for known claims and claims incurred but not reported.

Postretirement benefits other than pensions:
Effective March 1, 1991, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires the accrual of medical and life insurance benefits provided to retirees over the service lives of employees. In prior years, expense was generally recognized as claims were paid. A charge of $5.9 million ($.49 per share), net of income taxes of $3.0 million, consisting of the accumulated postretirement benefit obligation for prior service, was recognized as the cumulative effect of this accounting change as of the beginning of fiscal 1992.

Postemployment benefits:
In fiscal 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which requires the accrual of the cost of benefits to former or inactive employees after employment but before retirement. The Company's prior accounting practices for postemployment benefits do not differ materially from those required by SFAS No. 112.

Research and development:
Expenditures for research and development are expensed as incurred. These costs were $7.0 million, $6.9 million and $8.9 million for 1994, 1993 and 1992.

Income taxes:
Effective March 1, 1991, the Company adopted SFAS No. 109, "Accounting for Income Taxes". This statement requires an asset and liability approach for financial accounting and reporting for income taxes and also requires certain adjustments to the balances of remaining assets and liabilities acquired in purchase business combinations consummated prior to the beginning of the year for which the statement is first applied. Net income for 1992 includes income of $11.9 million ($.99 per share) as the cumulative effect of applying the accounting change. Income taxes for 1991 were accounted for in accordance with SFAS No. 96.

Net income per common share:
Net income per common share is based on the weighted average number of common and common equivalent shares (stock options and performance shares) outstanding in each period.

Statements of cash flows:
For purposes of the statements of cash flows, the Company considers all highly liquid temporary cash investments that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates to be cash equivalents.

NOTE 2:
INCOME TAXES

The provision (benefit) for income taxes attributable to continuing operations is as follows:

For the years ended the last day of February     1994        1993        1992
- - -----------------------------------------------------------------------------
In thousands
Current provision (benefit):
   Federal                                  $  17,608   $   3,446   $  (5,423)
   State                                          400         114          50
   Foreign                                      8,993       9,851       6,660
Deferred provision (benefit):
   Federal                                    (13,234)     (6,314)     (2,868)
   State                                                   (1,000)
   Foreign                                     (1,797)         16        (196)
- - -----------------------------------------------------------------------------
                                            $  11,970   $   6,113   $  (1,777)
- - -----------------------------------------------------------------------------
A reconciliation of the provision (benefit) for income taxes attributable to continuing operations to the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes is as follows:

For the years ended the last day of February     1994        1993        1992
- - -----------------------------------------------------------------------------
In thousands
Income (loss) before income taxes:
   Domestic                                 $  16,377   $     853   $ (22,978)
   Foreign                                     19,897      17,267      16,906
- - -----------------------------------------------------------------------------
                                            $  36,274   $  18,120   $  (6,072)
- - -----------------------------------------------------------------------------
                                                    %           %           %
Statutory tax rate                               35.0        34.0       (34.0)
Impact of earnings of foreign operations          (.1)       10.7       (17.0)
State income taxes, net of federal
tax benefit                                       1.1        (4.9)        7.5
Adjustments to prior year estimates              (4.3)       (5.5)
Permanent differences between book
bases and tax bases of assets acquired            1.3        (1.8)       11.1
Other items, net                                              1.2         3.1
- - -----------------------------------------------------------------------------
Effective income tax rate                        33.0        33.7       (29.3)
- - -----------------------------------------------------------------------------

All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

As of the last day of February 1994 and 1993, deferred income tax assets were $30.8 million and $25.4 million and deferred income tax liabilities were $26.5 million and $36.2 million. Deferred income taxes applicable to principal temporary differences are as follows:

For the years ended the last day of February                 1994        1993
- - -----------------------------------------------------------------------------
In thousands
Property, plant and equipment basis differences         $  20,611   $  20,829
Foreign income                                              3,624       5,200
Accrued expenses, principally
employee benefits                                         (28,478)    (15,241)
- - -----------------------------------------------------------------------------
                                                        $  (4,243)  $  10,788
- - -----------------------------------------------------------------------------

Deferred income taxes of approximately $2.1 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $22.5 million as the earnings are considered to be permanently reinvested.

The Company has settled its issues with the Internal Revenue Service through the 1990 fiscal year with no material adverse effect on the Company. The years 1991 through 1994 are still open for review.


NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt consists of the following:

As of the last day of February                               1994        1993
- - -----------------------------------------------------------------------------
In thousands
9% subordinated notes                                   $ 100,000
12% subordinated notes                                              $  73,555
Industrial Revenue Bonds payable, maturing
between 1995 and 2014, interest at varying
rates (approximately 2.6% at February 28, 1994)             5,238       5,575
Other long-term debt, interest from 6% to 10%,
payable in installments to 1999                             1,632       3,254
Lease purchase obligations, interest at varying
rates, payable in installments to 2000                      1,727       2,377
- - -----------------------------------------------------------------------------
                                                          108,597      84,761
Less current maturities                                      (946)     (2,715)
- - -----------------------------------------------------------------------------
                                                        $ 107,651   $  82,046
- - -----------------------------------------------------------------------------

Maturities of long-term debt and the principal and interest payments on capital leases are as follows:

Fiscal Year                                        Capital Leases
                                            ---------------------       Total
In thousands                       Debt     Principal    Interest    Payments
- - -----------------------------------------------------------------------------
1995                          $     347     $     599   $     138   $   1,084
1996                              1,929           346          88       2,363
1997                                348           337          63         748
1998                                348           425          19         792
1999                                348            15           1         364
2000 and beyond                 103,550             5                 103,555
- - -----------------------------------------------------------------------------
                              $ 106,870     $   1,727   $     309   $ 108,906
- - -----------------------------------------------------------------------------

Interest expense was $11.1 million, $10.5 million and $15.6 million in 1994, 1993 and 1992.

In July 1993, the Company issued 9% senior subordinated notes ("the 9% notes") in the principal amount of $100 million maturing on June 15, 2003. The 9% notes are redeemable at the election of the Company, in whole or in part, at any time on or after June 15, 1998, initially at 103 3/8% of the principal amount and thereafter at prices declining to par on June 15, 2001. The 9% notes were issued under an indenture ("the indenture") between the Company and a major bank as trustee. The indenture restricts the Company's ability to incur additional debt, pay dividends, make certain investments, dispose of assets, create liens on assets and merge or consolidate with another entity. The majority of the net proceeds from the 9% notes was used to retire the Company's 12% subordinated notes in the principal amount of $73.6 million. In conjunction with the retirement of the 12% subordinated notes, an interest rate swap, accounted for as a hedge of part of the retired debt, was effectively terminated. The extraordinary gain on retirement of the 12% subordinated notes and termination of the interest rate swap was $92 thousand, net of taxes of $49 thousand. During fiscal 1993, the Company repurchased $4.6 million of the 12% subordinated notes. The extraordinary loss on repurchase was $119 thousand, net of income tax benefit of $61 thousand.

In November 1991, the Company entered into a three year agreement expiring December 1994 with a major bank under which it has the right to sell, on a limited recourse basis, up to $25 million of undivided interests in a pool of eligible accounts receivable. The purchaser's level of investment is subject to change based on the level of eligible receivables. As of the last day of February 1994, the Company had temporarily discontinued the sale of receivables under this agreement and all receivables sold had been collected. At February 28, 1993, the uncollected balance of accounts receivable sold under this agreement was $17 million. The accounts receivable sold are reflected as a reduction of accounts receivable in the accompanying balance sheets. Other expense, net includes expenses of approximately $405 thousand, $878 thousand and $388 thousand in 1994, 1993 and 1992 related to the sale of accounts receivable under this agreement.

The Company maintains a $60 million revolving credit facility with a group of five banks. Under the provisions of the agreement, the Company currently has the option to borrow at (i) the higher of the prime rate plus 3/4% or the Federal Funds rate plus 1 1/4%, (ii) an adjusted Certificate of Deposit Rate plus 1 7/8%, or (iii) an adjusted London Interbank Offered Rate plus 1 3/4%. The rates may be increased up to a maximum increase of 1/4% depending on the Company's debt to tangible net worth ratio. In addition, a commitment fee of 1/2% is charged on the unused commitment. Under provisions of this agreement, the Company is limited as to indebtedness, guarantees, investments, acquisitions, liens and disposal of assets, as well as being required to maintain a specified fixed charge coverage ratio and tangible net worth levels. The commitment will expire on December 31, 1995. At February 28, 1994, no amounts were outstanding under the facility.

Under the most restrictive debt requirement, retained earnings of approximately $13.0 million were available for the payment of dividends at February 28, 1994.

At February 28, 1994, the Company had $1.1 million outstanding under uncommitted short-term foreign lines of credit. The following information relates to short-term bank borrowings of the Company:

As of the last day of February                   1994        1993        1992
- - -----------------------------------------------------------------------------
In thousands
Borrowings as of the end of the period      $   1,136   $   3,382   $  19,285
- - -----------------------------------------------------------------------------
Borrowings during the period:
   Maximum                                      4,556      32,734      43,490
   Average                                      1,713      14,686      24,448
- - -----------------------------------------------------------------------------
Weighted average interest rates:
   During the period                             5.9%        4.8%        6.7%
   End of period                                 5.1%        9.7%        6.2%
- - -----------------------------------------------------------------------------

NOTE 4:
ACQUISITIONS AND DISPOSALS

In February 1994, the Company adopted a plan to discontinue its construction business. The plan provides for the orderly completion and close-out of the Company's principal domestic and foreign construction projects ("the projects") and the sale of Pozzo Construction Company ("Pozzo"), the Company's wholly owned subsidiary headquartered in Los Angeles, California. In March 1994, the Company entered into an agreement with Caddell Construction Co., Inc. ("Caddell") under which Caddell will provide the consulting and construction management services necessary to complete the projects and acquired the Company's right to use the name "Blount" in the construction business for a period of years. As of February 28, 1994, the projects encompassed by the agreement with Caddell have a remaining contract value of approximately $94 million and are expected to be completed within two years. Although Caddell will actively manage the projects, the Company will remain subject to the inherent risks associated with a general construction contractor. On most of the projects, the Company will participate in future profits and remain responsible for substantially all losses, if any, in excess of current estimates of final project profit or loss. The Company is pursuing the sale of Pozzo and expects a sale to be concluded within 12 months. During the period until sale, Pozzo will continue normal operations, including the pursuit of new contracts.

A provision for loss of $650 thousand (after tax benefits of $350 thousand) was recorded for disposal of the construction segment, which is reflected as discontinued operations in the accompanying consolidated statements of income. Results of the discontinued operations are summarized as follows (in thousands):

For the years ended the last day of February     1994        1993        1992
- - -----------------------------------------------------------------------------
Revenues                                    $ 210,090   $ 265,177   $ 254,756
Loss before income taxes                      (14,871)     (7,044)     (1,569)
Provision (benefit) for income taxes           (5,205)     (2,395)       (533)
Loss from discontinued operations              (9,666)     (4,649)     (1,036)

The 1994 loss before taxes of $14.9 million is net of income of approximately $7.3 million from a less than majority-owned foreign joint venture. Distributions to the Company from this joint venture were approximately $21.2 million during fiscal 1994.

The principal assets and liabilities of the discontinued operations included in the Company's consolidated balance sheets are as follows (in thousands):

As of the last day of February                               1994        1993
- - -----------------------------------------------------------------------------
Accounts receivable                                     $  59,265   $  59,878
Other current assets                                        7,922      20,450
Other assets                                                6,013       9,714
Accounts payable                                          (38,503)    (38,841)
Accrued expenses                                          (11,106)    (10,516)
Other current liabilities                                 (13,015)    (16,805)
Other liabilities                                          (7,312)     (9,644)

On March 1, 1991, the Company acquired all the outstanding capital stock of Gear Products, Inc. for cash and notes of approximately $17.4 million. Gear manufactures and sells rotation bearings and mechanical transmission components. The transaction has been accounted for as a purchase and, accordingly, the net assets and results of operations of the acquired business have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over 40 years.

In May 1991, the Company sold its remaining resource recovery operations consisting principally of two resource recovery facilities. The sales price was approximately $14.5 million in cash.


NOTE 5:
CAPITAL STRUCTURE

The Company has authorized 40 million shares of Class A Common Stock, 12 million shares of Class B Common Stock and 4,456,855 shares of Preference Stock. The Class A Common Stock is entitled to elect 25% of the Company's Board of Directors, is entitled to one-tenth of one vote per share on all other matters and will receive an additional dividend of $.0125 in any quarter that a cash dividend is declared on the Class B Common Stock. The Class B Common Stock is entitled to elect 75% of the Company's Board of Directors and is entitled to one vote per share on all other matters. Each share of Class B

Common Stock is convertible at any time at the option of the shareholder into one share of Class A Common Stock.

The Company has granted options to purchase its Class A Common Stock to certain officers and key employees under a non-qualified plan approved in 1994 and an Incentive Stock Option Plan ("ISOP") approved in 1992. The non-qualified plan terminates in January 2004 and provides for granting of options for up to 400,000 shares with an option price not less than fair market value at the time of grant. The ISOP terminates in January 2002 and provides for the granting of options for up to 750,000 shares with an option price not less than fair market value at the time of grant. The options granted are exercisable for a period of up to ten years under both plans. As of the last day of February 1994, there were options for 41,667 shares and 38,700 shares available for grant under the non-qualified plan and ISOP, respectively. Options for 30,476 shares remain outstanding from a prior plan which has terminated. At February 28, 1994, options for 157,330 shares were exercisable. Changes with respect to options for each of the last three years are as follows (in thousands, except per share prices):

                                           1994                      1993                      1992
                         ----------------------    ----------------------    ----------------------
                                Average   Total           Average   Total           Average   Total
                                    Per  Option               Per  Option               Per  Option
                         Shares   Share   Price    Shares   Share   Price    Shares   Share   Price
                         ----------------------    ----------------------    ----------------------
Outstanding,
beginning of period      729    $ 8.46  $ 6,160    649    $ 8.23  $ 5,346    110    $14.31  $ 1,580
   Options granted       393     28.46   11,193    188      9.37    1,761    590      7.75    4,575
   Options exercised    (142)     9.14   (1,294)   (54)     8.56     (469)
   Options cancelled     (32)     7.67     (247)   (54)     8.84     (478)   (51)    15.86     (809)
                         ------ ------- -------    ------ ------- -------    ------ ------- -------
Outstanding, end
of period                948    $16.68  $15,812    729    $ 8.46  $ 6,160    649    $ 8.23  $ 5,346
                         ------ ------- -------    ------ ------- -------    ------ ------- -------

Under the Company's Long-Term Performance Share Plan approved in June 1982, certain officers and key employees were granted performance share awards, each share of which, if earned, has a value equal to the fair market value of one share of Class A Common Stock. As of February 28, 1994, no additional awards may be granted under the Plan and 78,461 performance share awards were outstanding. The awards are payable in fiscal 1995 if the Compensation and Management Development Committee of the Board of Directors determines that the conditions for payment have been satisfied. The amount charged to expense for the plan was $2.9 million in 1994 and minimal in 1993 and 1992.

NOTE 6:
PENSION PLANS

The Company maintains funded, non-contributory, trusteed, defined benefit pension plans covering the majority of the domestic employees of the Company and certain subsidiaries. In addition, the Company sponsors certain supplemental defined benefit plans and employees of certain foreign operations participate in local plans.

The formulas of defined benefit plans generally base pension benefits paid to retired employees upon their length of service and a percentage of average compensation during the years of employment. The plans' assets are invested principally in common stocks and equity funds, bond funds, and temporary cash investments. The actuarial method used for financial reporting purposes is the projected unit credit method. The components of pension expense for Company-sponsored defined benefit plans for each of the last three years were (in thousands):
                                                1994        1993        1992
- - ----------------------------------------------------------------------------
Service cost-benefits earned                $  3,814    $  3,743    $  3,086
Interest cost                                  4,649       4,211       3,923
Actual return on plan assets                  (2,462)     (2,404)     (2,466)
Net amortization and deferral                    345         817       1,448
- - ----------------------------------------------------------------------------
                                            $  6,346    $  6,367    $  5,991
- - ----------------------------------------------------------------------------

The Company's general funding policy for qualified plans is to fund amounts deductible for income tax purposes. Supplemental non-qualified plans are not funded and benefit payments are made as they become due. The funded status of qualified and non-qualified defined benefit plans as of the last day of February 1994 and 1993 was as follows (in thousands):

                                                                        1994                            1993
                                               -----------------------------   -----------------------------
                                               Assets Exceed     Accumulated   Assets Exceed     Accumulated
                                                 Accumulated        Benefits     Accumulated        Benefits
                                                    Benefits   Exceed Assets        Benefits   Exceed Assets
- - ------------------------------------------------------------------------------------------------------------
Actuarial present value of projected
benefit obligation:
   Vested                                         $    7,063    $     37,904      $    5,882     $    24,932
   Nonvested                                             211           1,891             160           1,328
- - ------------------------------------------------- ------------- ----------------- -------------- -----------
   Accumulated benefit obligation                      7,274          39,795           6,042          26,260
   Effect of projected compensation increases          5,267          14,048           4,135          14,828
- - ------------------------------------------------- ------------- ----------------- -------------- -----------
   Projected benefit obligation                       12,541          53,843          10,177          41,088
Plan assets at fair value                             15,838          33,671          13,081          25,213
- - ------------------------------------------------- ------------- ----------------- -------------- -----------
Projected benefit obligation
   greater (less) than plan assets                    (3,297)         20,172          (2,904)         15,875
Unrecognized transition asset (obligation)             1,065            (655)          1,316            (646)
Unrecognized prior service liability                    (197)         (4,972)           (166)         (7,273)
Unrecognized net gain (loss)                            (383)         (5,422)           (555)          3,249
- - ------------------------------------------------- ------------- ----------------- -------------- -----------
Net accrued (prepaid) pension cost                $   (2,812)   $      9,123      $   (2,309)    $    11,205
- - ------------------------------------------------- ------------- ----------------- -------------- -----------

The weighted average rate assumptions used in 1994, 1993 and 1992 to determine pension expense and related pension obligations for domestic and foreign defined benefit plans were as follows:

                                                 1994        1993        1992
- - -----------------------------------------------------------------------------
Discount rate                                    7.6%        8.6%        8.6%
Rate of increase in compensation levels          4.4%        5.3%        5.3%
Expected long-term rate of return on
plan assets                                      8.6%        9.0%        9.0%
- - -----------------------------------------------------------------------------

The Company's share of unfunded liability, if any, related to multi-employer pension plans is not determinable.

The Company provides a defined contribution 401(k) plan to the majority of domestic employees. The expense was $1.9 million, $1.8 million and $1.7 million in 1994, 1993 and 1992.


NOTE 7:
POSTRETIREMENT INSURANCE BENEFITS

The Company sponsors plans which provide postretirement health care and life insurance benefits ("postretirement benefits") to eligible domestic retirees. The Company has funded the estimated liability for retirees of certain operations sold in a prior year. Other postretirement benefit plans are not funded and benefit payments are made as they become due.

Net periodic postretirement benefit expense for 1994, 1993 and 1992 consisted of the following components (in thousands):


                                                  1994       1993       1992
- - ----------------------------------------------------------------------------
Service cost-benefits earned                  $    284   $    275   $    271
Interest cost                                    1,406      1,200      1,166
Actual return on plan assets                      (125)      (215)      (323)
Net amortization and deferral                       47        (31)        77
- - ----------------------------------------------------------------------------
                                              $  1,612   $  1,229   $  1,191
- - ----------------------------------------------------------------------------

The accumulated postretirement benefit obligation for the funded plan was $2.4 million as of the last day of February 1994 and 1993. A reconciliation of the accumulated postretirement benefit obligation to the accrued liability included in the Company's balance sheets as of the last day of February 1994 and 1993 follows (in thousands):


                                                             1994       1993
- - ----------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                              $ 10,640   $  8,784
   Fully eligible active plan participants                  2,740      2,312
   Other active plan participants                           3,641      2,537
- - ----------------------------------------------------------------------------
                                                           17,021     13,633
Plan assets at fair value                                   2,650      3,074
- - ----------------------------------------------------------------------------
Postretirement benefits in excess of assets                14,371     10,559
Unrecognized net gain (loss)                               (3,086)       264
- - ----------------------------------------------------------------------------
Accrued postretirement benefit cost                      $ 11,285   $ 10,823
- - ----------------------------------------------------------------------------


The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7 1/2% in 1994 and 8 1/2% in 1993 and 1992. The expected long-term rate of return on plan assets was 8 3/4% in 1994 and 9 1/4% in 1993 and 1992. A 12% annual rate of increase in the cost of health care benefits was assumed for 1994; the rate was assumed to decrease 1% per year until 5% is reached and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of February 28, 1994 by $1.6 million and the aggregate of the service and interest cost components of net periodic expense for 1994 by $200 thousand.


NOTE 8:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in 1 to 12 years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of February 28, 1994 are as follows (in thousands): 1995--$4,167; 1996--$3,240; 1997--$2,505; 1998--$1,214; 1999--$932
and 2000 and beyond--$791. Rentals charged to costs and expenses under cancelable and noncancelable lease arrangements were $5.7 million, $5.1 million and $4.1 million for 1994, 1993 and 1992.

The Company announced in January 1989, that a pocket of a cleaning solvent, trichloroethylene ("TCE"), had been detected under the concrete floor of the Company's cutting systems division plant in Milwaukie, Oregon. TCE was detected in the City of Milwaukie drinking water wells. The Company's deep wells, which are surrounded by the City of Milwaukie wells, draw from the same aquifer and show TCE amounts less than those of the City's wells. On December 6, 1989, the Company entered into a Stipulation and Consent Agreement for facility investigation with the Department of Environmental Quality ("DEQ") of the State of Oregon and agreed to investigate the TCE contamination beneath the plant and take appropriate measures to remediate potential adverse effects from such contamination. In November 1992, the Company submitted a Facility Investigation Final Report ("Report") to the DEQ for the Milwaukie, Oregon plant. The Report states that the contamination has affected a limited portion of the saturated engineered fill under the building. Since monitoring began in 1988, the contaminant plume in the engineered fill has not migrated. The concentration of the contaminants in the plume has been reduced by greater than 50% since 1989. The TCE plume has not migrated off Company property.
The Company believes the contaminants pose no risk to Company employees or the community because the groundwater within the shallow alluvium is not used and the contaminants are not migrating towards the drinking water supply aquifer. There is no evidence that the Company's operations have affected the drinking water supply aquifer. The Company does not expect the situation to have a material adverse effect.

The United States Environmental Protection Agency ("EPA") has designated a predecessor of the Company as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin. The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by the predecessor of the Company. It is the view of the Company that because its predecessor corporation purchased assets rather than stock, the Company does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. The Company believes the EPA is wrong on the successor liability issue. However, with other PRP's, the Company made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA is proceeding with the clean-up. The estimated clean-up costs are approximately $5 million to $10 million with maintenance costs of approximately $150 thousand per year for 30 years. The Company does not expect the situation to have a material adverse effect.

On December 20, 1989, the Company sold to Asea Brown Boveri Ltd. ("ABB") all the stock of W+E Umwelttechnik AG, then an engineering subsidiary of the Company in the waste-to-energy business located in Zurich, Switzerland. On July 26, 1993, ABB filed a Request for Arbitration with the Zurich Chamber of Commerce. The request contains statements that ABB has or anticipates having losses on two projects which were underway at the time of sale. While it is not clear, ABB appears to be claiming approximately 100 million Swiss francs and rescission of the purchase agreement based on the Company's alleged wilful failure to disclose material facts and that ABB made a fundamental mistake in entering into the purchase agreement. Executives of the two companies have discussed the matter and were not able to resolve it. The matter proceeded to mediation and the parties were not able to resolve it. The Company believes it has valid defenses based on the terms of the purchase agreement, the facts and the law. In March 1994, the Company filed a lawsuit against ABB and two of its subsidiaries in the Circuit Court of Jefferson County, Alabama seeking declaratory judgment and injunctive relief as well as money damages for (i) intentional interference with the Company's business relationships and (ii) abuse of process. The Company does not expect the situation to have a material adverse effect on its financial condition.

The Company is a defendant in a number of product liability lawsuits involving serious personal injuries for which it is self-insured, some of which seek significant or unspecified damages. In addition, the Company is a party to a number of other suits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe these lawsuits will have a material adverse effect on its financial condition.

The Company's contingencies include normal liabilities for performance and completion of construction contracts. At February 28, 1994, the Company had outstanding bank letters of credit in the approximate amount of $23.2 million issued principally in connection with various construction contracts for which the Company is contingently liable to the issuing banks in the event payment is demanded by the holder.

The Company is contingently liable for the remaining rental payments, net of the value of the leased equipment, under leases transferred to the buyer of a former subsidiary. The leases have rental payments remaining of $10.6 million which expire in 1999. The Company has received indemnification against liabilities arising from the leases from the purchaser of the former subsidiary.


NOTE 9:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The Company enters into foreign exchange forward contracts with major banks. At February 28, 1994, the Company had foreign exchange forward contracts maturing on February 28, 1995 in the aggregate amount of approximately $23.4 million. These contracts are accounted for at market value, which was minimal at February 28, 1994 and 1993.

At February 28, 1994, approximately 56% of the Company's accounts receivable arose from manufacturing operations with the remainder resulting principally from the Company's discontinued construction operations. The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world. Accounts receivable from manufacturing customers are principally from service and dealer groups, distributors and chainsaw manufacturers, and are generally not collateralized. The Company's remaining construction activity is primarily with customers within the United States and Kuwait. At February 28, 1994, approximately 41% of accounts receivable from construction activities was from governmental entities with the balance principally from customers in private industry. Construction related accounts receivable are generally larger and from a smaller base of customers than those from manufacturing operations.

The estimated fair values of certain of the Company's financial instruments are as follows (in thousands):

As of the last day of February                                   1994                      1993
- - -----------------------------------------------------------------------------------------------
                                                 Carrying        Fair      Carrying        Fair
                                                   Amount       Value        Amount       Value
                                                ---------   ---------     ---------   ---------
Cash and short-term investments                 $  52,213   $  52,213     $  17,723   $  17,723
Other assets (principally notes receivable)         3,012       3,301         7,157       6,510
Notes payable and long-term debt (see Note 3)    (109,733)   (113,295)      (88,143)    (90,806)
Interest rate swap                                                              123       3,249

The carrying amount of cash and short-term investments approximates fair value because of the short maturity of those instruments. The fair value of notes receivable is estimated based on the discounted value of estimated future cash flows. The fair value of long-term debt is estimated based on recent market transaction prices or on current rates available to the Company for debt with similar terms and maturities. The fair value of the interest rate swap (used for hedging purposes) is the estimated amount the Company would receive to terminate the swap agreement. The fair value of foreign exchange forward contracts is estimated by obtaining market quotes.


NOTE 10:
SEGMENT INFORMATION

The Company's business consists of three segments: outdoor products, industrial and power equipment and sporting equipment. Identifiable assets consist of those assets used by the segments; corporate assets consist principally of cash and temporary investments and facilities used by the corporate office.

In 1994, 1993 and 1992, no customer accounted for more than 10% of consolidated sales.

Information on Geographic Areas
For the years ended the last day of February     1994        1993        1992
- - -----------------------------------------------------------------------------
In thousands
Sales:
   United States                            $ 382,596   $ 318,125   $ 282,990
   Outside United States                      104,716     108,112      99,542
- - -----------------------------------------------------------------------------
                                            $ 487,312   $ 426,237   $ 382,532
- - -----------------------------------------------------------------------------
Operating income:
   United States                            $  52,750   $  24,568   $   7,731
   Outside United States                       20,881      18,836      17,641
- - -----------------------------------------------------------------------------
      Operating income from segments        $  73,631   $  43,404   $  25,372
- - -----------------------------------------------------------------------------
Identifiable assets:
   United States                            $ 391,260   $ 328,450   $ 340,558
   Outside United States                      101,641     118,701     125,685
- - -----------------------------------------------------------------------------
                                            $ 492,901   $ 447,151   $ 466,243
- - -----------------------------------------------------------------------------

Included in United States sales were export sales of $54.5 million, $39.9 million and $41.8 million in 1994, 1993 and 1992.

Information on Segments
For the years ended the last day of February     1994        1993        1992
- - -----------------------------------------------------------------------------
In thousands
Sales:
   Outdoor products                         $ 234,502   $ 213,625   $ 196,758
   Industrial and power equipment             162,026     128,912     101,437
   Sporting equipment                          90,784      83,700      84,337
- - -----------------------------------------------------------------------------
                                            $ 487,312   $ 426,237   $ 382,532
- - -----------------------------------------------------------------------------
Operating income (loss):
   Outdoor products                         $  33,974   $  20,611   $  13,394
   Industrial and power equipment              24,503      12,843        (434)
   Sporting equipment                          15,154       9,950      12,412
- - -----------------------------------------------------------------------------
   Operating income from segments              73,631      43,404      25,372
   Corporate office expenses                  (23,046)    (13,855)    (16,998)
- - -----------------------------------------------------------------------------
   Income from operations                      50,585      29,549       8,374
   Interest expense, net                       (9,551)     (9,687)    (14,384)
   Other expense, net                          (4,760)     (1,742)        (62)
- - -----------------------------------------------------------------------------
   Income (loss) before income taxes        $  36,274   $  18,120   $  (6,072)
- - -----------------------------------------------------------------------------



Identifiable assets:
   Outdoor products                         $ 202,671   $ 201,824   $ 217,335
   Industrial and power equipment              69,230      67,799      75,647
   Sporting equipment                          59,152      48,621      58,607
   Corporate office                            88,648      38,865      19,874
   Discontinued operations                     73,200      90,042      94,780
- - -----------------------------------------------------------------------------
                                            $ 492,901   $ 447,151   $ 466,243
- - -----------------------------------------------------------------------------
Depreciation and amortization:
   Outdoor products                         $  14,511   $  14,653   $  14,560
   Industrial and power equipment               3,616       3,770       3,652
   Sporting equipment                           3,594       3,685       3,389
   Corporate office                             1,080       1,253         650
- - -----------------------------------------------------------------------------
                                            $  22,801   $  23,361   $  22,251
- - -----------------------------------------------------------------------------
Capital expenditures:
   Outdoor products                         $   5,335   $  15,743   $   8,207
   Industrial and power equipment                 698       2,123       7,617
   Sporting equipment                           1,377       1,425       4,483
   Corporate office                             7,029         420          79
- - -----------------------------------------------------------------------------
                                            $  14,439   $  19,711   $  20,386
- - -----------------------------------------------------------------------------

NOTE 11:
SUPPLEMENTAL INFORMATION

The following balance sheet captions are comprised of the items specified below:

As of the last day of February                                               1994              1993
- - ---------------------------------------------------------------------------------------------------
In thousands
Accounts receivable:
   Trade accounts and other                                         $      84,635     $      68,616
   Billings on construction contracts:
      Current                                                              37,527            37,966
      Retainage estimated to be collected within one year                  14,534            12,631
      Retainage estimated to be collected after one year                                      1,306
   Allowance for doubtful accounts                                         (2,238)           (2,563)
- - ------------------------------------------------------------------- ----------------- -------------
                                                                    $     134,458     $     117,956
- - ------------------------------------------------------------------- ----------------- -------------
Inventories:
   Finished goods                                                   $      27,169     $      25,826
   Work in process                                                         13,329            12,495
   Raw materials and supplies                                              19,682            17,579
- - ------------------------------------------------------------------- ----------------- -------------
                                                                    $      60,180     $      55,900
- - ------------------------------------------------------------------- ----------------- -------------
Property, plant and equipment:
   Land                                                             $       6,506     $       6,506
   Buildings and improvements                                              80,948            80,546
   Machinery and equipment                                                146,449           149,506
   Furniture, fixtures and office equipment                                28,036            20,193
   Transportation equipment                                                11,582             5,190
   Construction in progress                                                 2,595             8,371
   Accumulated depreciation                                              (135,694)         (121,251)
- - ------------------------------------------------------------------- ----------------- -------------
                                                                    $     140,422     $     149,061
- - ------------------------------------------------------------------- ----------------- -------------
Accounts payable:
   Trade accounts and other                                         $      62,196     $      53,550
   Retainage estimated to be paid within one year                          12,071            11,396
   Retainage estimated to be paid after one year                                              1,346
- - ------------------------------------------------------------------- ----------------- -------------
                                                                    $      74,267     $      66,292
- - ------------------------------------------------------------------- ----------------- -------------
Accrued expenses:
   Salaries, wages and related withholdings                         $      19,777     $      20,126
   Employee benefits                                                       15,049            10,266
   Casualty insurance costs                                                12,453            15,027
   Income taxes payable                                                     8,232             5,143
   Other                                                                   28,246            20,179
- - ------------------------------------------------------------------- ----------------- -------------
                                                                    $      83,757     $      70,741
- - ------------------------------------------------------------------- ----------------- -------------

As of the last day of February                                               1994              1993
- - ---------------------------------------------------------------------------------------------------
Other liabilities:
   Employee benefits                                                $      20,534     $      22,681
   Casualty insurance costs                                                 8,276            10,837
   Other                                                                    3,029             3,743
- - ------------------------------------------------------------------- ----------------- -------------
                                                                    $      31,839     $      37,261
- - ------------------------------------------------------------------- ----------------- -------------

At February 28, 1994, the Company's manufacturing operation in Canada had net assets of $40.4 million which were subject to withdrawal restrictions resulting from a financing agreement. The majority of this amount was invested in property, plant and equipment.

Advertising costs were $8.9 million, $7.0 million and $7.1 million for 1994, 1993 and 1992.


Supplemental cash flow information is as follows (in thousands):

                                                          1994        1993        1992
- - --------------------------------------------------------------------------------------
Interest paid                                         $ 12,121    $ 11,203    $ 15,540
Income taxes paid                                       18,572       7,193       3,628
Capital lease obligations incurred (terminated)            106       2,408      (7,056)
Issuance of Company stock to employee benefits plan      1,234       1,800       1,278
Acquisitions of businesses (see Note 4):
   Fair value of assets acquired                                                20,062
   Liabilities assumed and incurred                                              5,477
   Cash paid                                                                    14,585
- - ----------------------------------------------------- ----------- ----------- --------

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(unaudited)

The following table sets forth a summary of the quarterly results of operations for the two years ended the last day of February 1994.

In thousands,                               First      Second       Third      Fourth      Fiscal
except share data                         Quarter     Quarter     Quarter     Quarter  Year Total
- - -------------------------------------------------------------------------------------------------
1994

Sales                                   $ 117,369   $ 118,385   $ 127,563   $ 123,995   $ 487,312
Gross profit                               37,807      39,791      45,420      43,839     166,857
Income before extraordinary gain            1,207       2,442       6,671       3,668      13,988
Net income                                  1,207       2,534       6,671       3,668      14,080
Income per share:
Income before extraordinary gain              .10         .19         .52         .29        1.10
Net income                                    .10         .20         .52         .29        1.11

The first quarter includes net income of $.9 million ($.07 per share) resulting from finalizing a license and technical agreement for a Company product. The second quarter includes an after-tax extraordinary gain of $.1 million ($.01 per share) from the retirement of $73.6 million of the Company's 12% subordinated notes. The third and fourth quarters include after-tax charges of $1.3 million ($.10 per share) and $2.6 million ($.21 per share), respectively, resulting from accruals for expected legal costs related to the sale of a former subsidiary. The fourth quarter includes a net loss of $650 thousand ($.05 per share) for disposal of the Company's construction business, an after-tax charge of $1.1 million ($.08 per share) for accruals for a management incentive plan and net income of $1.6 million ($.12 per share) resulting from the resolution of a prior year tax issue.

In thousands,                               First      Second       Third      Fourth      Fiscal
except share data                         Quarter     Quarter     Quarter     Quarter  Year Total
- - --------------------------------------------------------------------------------------------------
1993

Sales                                  $   93,311   $ 105,455   $ 119,468   $ 108,003   $ 426,237
Gross profit                               28,515      30,573      39,635      35,103     133,826
Income before extraordinary loss              439       1,339       4,345       1,235       7,358
Net income                                    439       1,339       4,226       1,235       7,239
Income per share:
Income before extraordinary loss              .04         .11         .35         .10         .60
Net income                                    .04         .11         .34         .10         .59

The third quarter includes an after-tax extraordinary loss of $.1 million ($.01 per share) from the repurchase of $4.6 million of the Company's 12% subordinated notes. The results for the fourth quarter include a net gain of $.5 million ($.04 per share) from the sale of the Company's interest in a Mexican company and income of $.8 million ($.07 per share) resulting from an adjustment to estimated income taxes.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the "Directors", "Executive Officers" and "Filing Disclosure" sections of the proxy statement for the June 27, 1994 Annual Meeting of Stockholders of Blount, Inc., which sections are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

See the "Executive Compensation and Other Information" section of the proxy statement for the June 27, 1994 Annual Meeting of Stockholders of Blount, Inc., which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the "Principal Stockholders" section of the proxy statement for the June 27, 1994 Annual Meeting of Stockholders of Blount, Inc., which section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Certain Transactions and Other Matters" section of the proxy statement for the June 27, 1994 Annual Meeting of Stockholders of Blount, Inc., which section is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                     Reference
                                                                     ---------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                   16

     Consolidated Statements of Income for the years
     ended the last day of February 1994, 1993 and 1992                  18

     Consolidated Statements of Retained Earnings for the
     years ended the last day of February 1994, 1993 and 1992            19

     Consolidated Balance Sheets as of the last day of
     February 1994 and 1993                                              20

     Consolidated Statements of Cash Flows
     for the years ended the last day of
     February 1994, 1993 and 1992                                        21

     Consolidated Statements of Changes in Capital Stock
     Accounts for the years ended the last day of
     February 1994, 1993 and 1992                                        22

     Notes to Consolidated Financial Statements                       23 - 40


     Supplementary Data                                                  41

     (2) Schedules for the years ended the last day of February 1994, 1993 and 1992 *

               II.  Amounts receivable from related parties
                    and underwriters, promoters, and employees
                    other than related parties                           48

                V.  Property, plant and equipment                     49 - 51

               VI.  Accumulated depreciation, depletion
                    and amortization of property, plant
                    and equipment                                        52

             VIII.  Valuation and qualifying accounts                    53


* All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K in the Fourth Quarter

None.

(c)  Exhibits required to be filed by Item 601 of Regulation S-K:

     3(a) The Restated Certificate of Incorporation which was filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-28-90 is incorporated herein by reference.

     3(b) The Amended Bylaws which were filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-29-92 is incorporated herein by reference.

     4(a) The registration of 9% subordinated notes due June 2003 filed on Form S-2, registration number 33-62728 including amendments and exhibits which became effective June 30, 1993, is incorporated herein by reference.

     10(a) The Blount Long-Term Performance Share Plan which was filed as Exhibit B to the Blount, Inc. Proxy Statement for the Annual Meeting of Stockholders held June 28, 1982, is incorporated herein by reference.

     10(b) The Insurance Agreements with the following individuals which were filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-28-83, are incorporated herein by reference:

              (i)  Winton M. Blount
             (ii)  Oscar J. Reak
            (iii)  Frank H. McFadden

     10(c) The Supplemental Executive Retirement Plan for Oscar J. Reak which was filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-28-83, is incorporated herein by reference.

     10(d) The Supplemental Retirement and Disability Plan which was filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-29-92, is incorporated herein by reference.

     10(e) A written description of the Management Incentive Plan which was filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-28-83, is incorporated herein by reference.

     10(f) Amendments to the Blount Long-Term Performance Share Plan which were filed as Exhibit C to the Blount, Inc. Proxy Statement for the Annual Meeting of Stockholders held June 27, 1983, are incorporated herein by reference.

     10(g) The Supplemental Retirement Savings Plan which was filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-29-92, is incorporated herein by reference.

     10(h) Stock Purchase Agreement between BI Holdings Corp. ("Seller") and Mercury Stainless Corp. ("Buyer"), Amendments No. 1 and No. 2 to the Stock Purchase Agreement, and Guaranty dated August 17, 1988 made by Blount, Inc., which were filed as exhibits to the Blount, Inc. Form 8-K dated November 1, 1988, are incorporated herein by reference.

     10(i) The Insurance Agreements with the following individual which was filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-28-91, is incorporated herein by reference:

              (i)  Duncan J. McInnes

     10(j) The Supplemental Executive Retirement Plans with the following individuals which were filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-28-91, are incorporated herein by reference:

              (i)  Winton M. Blount
             (ii)  Frank H. McFadden

     10(k) The 1992 Blount Incentive Stock Option Plan which was filed as Exhibit A to the Blount, Inc. Proxy Statement for the Annual Meeting of Stockholders held June 22, 1992, is incorporated herein by reference.

     10(l) Employment Agreements with the following individuals which were filed as exhibits to the Blount, Inc., Form 10-K for the fiscal year ended 2-29-92, are incorporated herein by reference:

              (i)  Duncan J. McInnes
             (ii)  John M. Panettiere

     10(m) The $25,000,000 Receivable Purchase Agreement which was filed as an exhibit to the Blount, Inc., Form 10-K for the fiscal year ended 2-29-92, is incorporated herein by reference.

     10(n) Stock Purchase Agreement between Blount, Inc. ("Buyer") and Simon United States Holding, Inc. ("Seller") which was filed as an exhibit to the Blount, Inc., Form 10-K for the fiscal year ended 2-29-92, is incorporated herein by reference.

     10(o) The Supplemental Executive Retirement Plan with John M. Panettiere which was filed as an exhibit to the Blount, Inc., Form 10-K for the fiscal year ended 2-28-93, is incorporated herein by reference.

     10(p) The Employment Agreement with Harold E. Layman which was filed as an exhibit to the Blount, Inc., Form 10-K for the fiscal year ended 2-28-93, is incorporated herein by reference.

     10(q) The Blount, Inc. $50,000,000 Revolving Credit Agreement which was filed as an exhibit to the Blount, Inc., Form 10-K for the fiscal year ended 2-28-93, is incorporated herein by reference.

     10(r) The 1994 Blount Executive Stock Option Plan filed as Exhibit A to the Blount, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held June 27, 1994, is incorporated herein by reference.

     10(s) The Blount, Inc. Executive Management Target Incentive Plan filed as Exhibit B to the Blount, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held June 27, 1994, is incorporated herein by reference.

     10(t) Amendments number 1 and 2 to the $25,000,000 Receivable Credit Agreement filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-29-92. *

     10(u) Amendments number 1 (amending certain definitions and covenants) and 2 (adding an additional bank as a party to the agreement and raising the credit limit to $60,000,000) to the $50,000,000 Revolving Credit Agreement filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-28-93. *

     10(v)  The Employment Agreement with Donald B. Zorn. *

     10(w)  The Employment Agreement dated January 1, 1994 with Harold E.
Layman. *

11.  Computation of net income per common share included herein on page 54.

13. The 1994 Annual Report to Stockholders of Blount, Inc. and the Proxy Statement have not been sent to the stockholders of Blount, Inc., and are to be furnished subsequent to the filing of this Form 10-K.

21. A list of the significant subsidiaries of Blount, Inc. included herein on page 55.

23.  Consent of Independent Accountants included herein on page 56.

* Filed electronically herewith. Copies of such exhibits may be obtained upon written request from:
          Corporate Communications
          Blount, Inc.
          P.O. Box 949
          Montgomery, AL  36101-0949

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOUNT, INC.

By:  /s/ Harold E. Layman
Harold E. Layman
Senior Vice President and
Chief Financial Officer

Dated:  April 29, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  April 29, 1994


/s/ Winton M. Blount                    /s/ Mary D. Nelson
Winton M. Blount                        Mary D. Nelson
Chairman of the Board                   Director
and Director

/s/ W. Houston Blount                   /s/ John M. Panettiere
W. Houston Blount                       John M. Panettiere
Director                                President and Chief Executive
                                        Officer and Director

/s/ C. Todd Conover                     /s/ Oscar J. Reak
C. Todd Conover                         Oscar J. Reak
Director                                Director

/s/ H. Corbin Day                       /s/ Arthur P. Ronan
H. Corbin Day                           Arthur P. Ronan
Director                                Director

/s/ Herbert J. Dickson                  /s/ Joab L. Thomas
Herbert J. Dickson                      Joab L. Thomas
Director                                Director

/s/ Alfred M. Gleason                   /s/ Rodney W. Blankenship
Alfred M. Gleason                       Rodney W. Blankenship
Director                                Chief Accounting Officer

/s/ James W. Hargrove
James W. Hargrove
Director

BLOUNT, INC. & SUBSIDIARIES
SCHEDULE II
AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS,
PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
For the years ended the last day of February 1993 and 1994
In thousands
- - ------------

   Column A              Column B             Column C                       Column D                         Column E
   --------              --------             --------             --------------------------          -------------------
                                                                                                          Balance at End
                                                                           Deductions                       of Period
                                                                   --------------------------          -------------------
                       Balance at
                       Beginning of                                 Amounts         Amounts                          Not
Name of Debtor            Period              Additions            Collected      Written Off         Current      Current
- - --------------         ------------           ---------            ---------      -----------         --------     -------


1993
- - ----
H. E. Layman (A)                                $411                                                   $411

M. N. Luciano (B)                                263                 $190                                73



1994
- - ----
H. E. Layman (A)          $411                                        411

M. N. Luciano (B)           73                                         73





Notes  (A) Non-interest-bearing loan for purchase of home.

       (B) Non-interest-bearing loan for purchase of home.

BLOUNT, INC. & SUBSIDIARIES
SCHEDULE V
CONSOLIDATED SCHEDULE OF PROPERTY, PLANT AND EQUIPMENT
For the year ended February 29, 1992
In thousands
- - ------------

            Column A                        Column B         Column C        Column D                 Column E            Column F
            --------                        --------         --------        --------                 --------            --------

                                            Balance at       Additions                              Other Changes        Balance at
                                           Beginning of         at                         ---------------------------     End of
         Classification                       Period           Cost         Retirements         Add          Deduct        Period
         --------------                    ------------      ---------      -----------    ------------   ------------   ----------

Land                                        $   6,984       $     190         $      50                                  $   7,124

                                                                                           $   1,327 (1)
                                                                                                  46 (2)
Buildings and improvements                     73,565           1,979               541        3,203 (4)   $      6 (3)     79,573

                                                                                               5,417 (5)
                                                                                               7,300 (1)         10 (3)
Machinery and equipment                       127,942           5,204             9,692        8,097 (4)        195 (2)    144,063

                                                                                                 387 (1)
Transportation equipment                       10,033           1,389             6,442          138 (2)         41 (3)      5,464

                                                                                                                 65 (3)
Furniture, fixtures and office equipment       19,161           1,173               973          912 (1)         85 (2)     20,123

                                                                                                  11 (2)
Leasehold and leasehold improvements              602             731                            268 (1)          6 (3)      1,606

                                                                                                             10,194 (1)
Construction in progress                        6,385          11,017                36           11 (3)         69 (2)      7,114
                                            ---------       ---------         ---------    ---------      ---------      ---------
                                            $ 244,672       $  21,683         $  17,734    $  27,117      $  10,671      $ 265,067
                                            =========       =========         =========    =========      =========      =========



(1)   Construction in progress transfers
(2)   Reclassifications within Schedules V and VI
(3)   Foreign currency translation adjustments
(4)   Cumulative effect of accounting change
(5)   Other reclassifications


BLOUNT, INC. & SUBSIDIARIES
SCHEDULE V
CONSOLIDATED SCHEDULE OF PROPERTY, PLANT AND EQUIPMENT
For the year ended February 28, 1993
In thousands
- - ------------

            Column A                       Column B         Column C      Column D                  Column E               Column F
            --------                       --------         --------      --------                  --------               --------

                                           Balance at       Additions                              Other Changes          Balance at
                                          Beginning of         at                         ---------------------------       End of
         Classification                      Period           Cost       Retirements           Add          Deduct          Period
         --------------                   ------------      ---------    -----------      ------------   ------------     ----------

Land                                       $   7,124                       $     493                     $     125 (2)    $   6,506

                                                                                          $   1,744 (1)
Buildings and improvements                    79,573       $     451           3,112            327 (2)         18 (3)       78,965

                                                                                              8,673 (1)
Machinery and equipment                      144,063           4,491           4,723              3 (3)      3,001 (2)      149,506

                                                                                                186 (1)
Transportation equipment                       5,464             749           1,180             16 (2)         45 (3)        5,190

                                                                                                                31 (2)
Furniture, fixtures and office equipment      20,123           1,227           1,483            439 (1)         82 (3)       20,193

                                                                                                 90 (1)
Leasehold and leasehold improvements           1,606              74               1              6 (3)        194 (2)        1,581

                                                                                                            11,132 (1)
Construction in progress                       7,114          13,381                                           992 (2)        8,371
                                           ---------       ---------       ---------      ---------      ---------        ---------
                                           $ 265,067       $  20,373       $  10,992      $  11,484      $  15,620        $ 270,312
                                           =========       =========       =========      =========      =========        =========


(1)   Construction in progress transfers
(2)   Reclassifications within Schedules V and VI
(3)   Foreign currency translation adjustments

BLOUNT, INC. & SUBSIDIARIES
SCHEDULE V
CONSOLIDATED SCHEDULE OF PROPERTY, PLANT AND EQUIPMENT
For the year ended February 28, 1994
In thousands
- - ------------

            Column A                       Column B         Column C        Column D                Column E              Column F
            --------                       --------         --------        --------                --------              --------

                                           Balance at       Additions                             Other Changes          Balance at
                                          Beginning of         at                        ---------------------------       End of
         Classification                      Period           Cost         Retirements        Add          Deduct          Period
         --------------                   ------------      ---------      -----------   ------------   ------------     ----------

Land                                       $    6,506                                                                     $   6,506


                                                                                         $  1,551 (1)
Buildings and improvements                     78,965       $    158        $  1,781          290 (2)                        79,183


                                                                                            8,617 (1)
Machinery and equipment                       149,506            453           4,615           21 (3)    $  7,533 (2)       146,449



Transportation equipment                        5,190          7,565           1,261           89 (1)           1 (3)        11,582

                                                                                              807 (1)
                                                                                            8,297 (2)
Furniture, fixtures and office equipment       20,193            576           1,853           16 (3)                        28,036

                                                                                               49 (1)
                                                                                              124 (2)
Leasehold and leasehold improvements            1,581             14               9            6 (3)                         1,765

                                                                                                           11,113 (1)
Construction in progress                        8,371          5,945             172                          436 (2)         2,595
                                           ----------       --------        --------     --------        --------         ---------
                                           $  270,312       $ 14,711        $  9,691     $ 19,867        $ 19,083         $ 276,116
                                           ==========       ========        ========     ========        ========         =========



(1)   Construction in progress transfers
(2)   Reclassifications within Schedules V and VI
(3)   Foreign currency translation adjustments

BLOUNT, INC. & SUBSIDIARIES
SCHEDULE VI
CONSOLIDATED SCHEDULE OF ACCUMULATED DEPRECIATION, DEPLETION AND
AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
For the years ended the last day of February 1992, 1993 and 1994
In thousands
- - ------------

          Column A                        Column B       Column C       Column D                    Column E             Column F
          --------                        --------       --------       --------         ---------------------------     --------

                                         Balance at     Charged to                               Other Changes          Balance at
                                        Beginning of    Costs and                        ---------------------------      End of
         Description                       Period        Expenses      Retirements           Add          Deduct          Period
         -----------                    ------------    ----------     -----------       ------------   ------------    ----------

1992
- - ----
                                                                                         $      15 (1)
Buildings and improvements                $  16,816     $   3,297       $     201                4 (2)                  $  19,931
                                                                                                37 (2)
Machinery and equipment                      65,907        13,834           8,190            3,396 (3)   $    273 (1)      74,711
Transportation equipment                      3,001         1,167           1,361              132 (1)         22 (2)       2,917
                                                                                                               39 (1)
Furniture, fixtures and office equipment     11,426         2,430             843                              26 (2)      12,948
Leasehold and leasehold improvement             248            20                               12 (2)                        280
                                          ---------     ---------       ---------        ---------       --------       ---------
                                          $  97,398     $  20,748       $  10,595        $   3,596       $    360       $ 110,787
                                          =========     =========       =========        =========       ========       =========
1993
- - ----

Buildings and improvements                $  19,931     $   3,654       $   1,517                        $      8 (2)   $  22,060
Machinery and equipment                      74,711        14,017           2,909        $      14 (2)      3,987 (1)      81,846
                                                                                                                4 (1)
Transportation equipment                      2,917           945             854                              24 (2)       2,980
                                                                                                                9 (1)
Furniture, fixtures and office equipment     12,948         2,358           1,319                              73 (2)      13,905
Leasehold and leasehold improvement             280           182               1                               1 (2)         460
                                          ---------     ---------       ---------        ---------       --------       ---------
                                          $ 110,787     $  21,156       $   6,600        $      14       $  4,106       $ 121,251
                                          =========     =========       =========        =========       ========       =========
1994
- - ----

Buildings and improvements                $  22,060     $   3,704       $   1,428                        $     97 (1)   $  24,239
Machinery and equipment                      81,846        13,510           2,801        $      11 (2)      6,872 (1)      85,694
                                                                                                15 (1)
Transportation equipment                      2,980           866             814                5 (2)                      3,052
                                                                                             7,581 (1)
Furniture, fixtures and office equipment     13,905         2,236           1,776               16 (2)                     21,962
Leasehold and leasehold improvement             460           180               7              115 (1)          1 (2)         747
                                          ---------     ---------       ---------        ---------       --------       ---------
                                          $ 121,251     $  20,496       $   6,826        $   7,743       $  6,970       $ 135,694
                                          =========     =========       =========        =========       ========       =========

(1)   Reclassifications within Schedules V and VI
(2)   Foreign currency translation adjustments
(3)   Other reclassifications

BLOUNT, INC. & SUBSIDIARIES
SCHEDULE VIII
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
For the years ended the last day of February 1992, 1993 and 1994
In thousands
- - ------------

            Column A                               Column B                  Column C                    Column D        Column E
            --------                               --------           -------------------------        -----------      ----------
                                                                             Additions
                                                                      -------------------------
                                                  Balance at          Charged to     Charged to                         Balance at
                                                 Beginning of          Cost and        Other                              End of
           Description                              Period             Expenses       Accounts          Deductions        Period
           -----------                           ------------         ----------     ----------        ------------    -----------


1992
- - ----
Allowance for doubtful accounts receivable         $  1,082            $  1,653       $    100 (2)       $    357 (1)    $ 2,478
                                                   ========            ========       ========           ========        =======

1993
- - ----
Allowance for doubtful accounts receivable         $  2,478            $    992                          $    907 (1)    $ 2,563
                                                   ========            ========                          ========        =======

1994
- - ----
Allowance for doubtful accounts receivable         $  2,563            $    967                          $  1,292 (1)    $ 2,238
                                                   ========            ========                          ========        =======




(1)  Principally amounts written off less recoveries of amounts previously written off
(2)  Principally from acquisitions