Form 10-Q
period 1994-05-31
BLOUNT INC
filed 1994-07-13
CIK 12707

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                          ------------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1994

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
      Class of Common Stock                                May 31, 1994
      ---------------------                              ----------------
Class A Common Stock $1.00 Par Value                     8,319,226 shares
Class B Common Stock $1.00 Par Value                     4,177,175 shares

BLOUNT, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        May 31, 1994 and February 28, 1994                   3

     Consolidated Statements of Income -
        three months ended May 31, 1994 and 1993             4

     Consolidated Statements of Cash Flows -
        three months ended May 31, 1994 and 1993             5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                   10

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    13

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                          May 31,  February 28,
                                                            1994       1994
                                                         --------    --------
                                                              (Unaudited)
                      ASSETS
                      ------
Current assets:
     Cash and cash equivalents, including short-term
         investments of $38,841 and $48,810              $ 43,481    $ 52,213
     Accounts receivable, net of allowances for
         doubtful accounts of $2,438 and $2,238           127,266     134,458
     Inventories                                           61,879      60,180
     Deferred income taxes                                 17,237      17,742
     Other current assets                                  19,522      12,812
                                                         --------    --------
                      Total current assets                269,385     277,405
Property, plant and equipment, net of accumulated
     depreciation of $134,027 and $135,694                138,908     140,422
Cost in excess of net assets of acquired businesses, net   67,581      60,171
Other assets                                               14,260      14,903
                                                         --------    --------
Total Assets                                             $490,134    $492,901
                                                         ========    ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
     Notes payable and current maturities of
         long-term debt                                  $  6,633    $  2,082
     Accounts payable                                      63,851      74,267
     Accrued expenses                                      85,106      83,757
     Billings in excess of costs and recognized
         profits on uncompleted contracts                   7,098      12,953
                                                         --------    --------
                      Total current liabilities           162,688     173,059
Long-term debt, exclusive of current maturities           101,762     107,651
Deferred income taxes, exclusive of current portion        14,939      13,499
Other liabilities                                          35,785      31,839
                                                         --------    --------
                      Total liabilities                   315,174     326,048
                                                         --------    --------
Commitments and Contingent Liabilities
Shareholders' equity:
     Common Stock: par value $1.00 per share
         Class A: 8,319,226 and 8,273,035 shares issued     8,319       8,273
         Class B: 4,177,175 and 4,178,197 shares issued     4,178       4,178
     Capital in excess of par value of stock                9,935       9,515
     Retained earnings                                    144,943     137,440
     Accumulated translation adjustment                     7,585       7,447
                                                         --------    --------
                      Total shareholders' equity          174,960     166,853
                                                         --------    --------
Total Liabilities and Shareholders' Equity               $490,134    $492,901
                                                         ========    ========
The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

                                                   Three months ended May 31,
                                                   --------------------------
                                                       1994           1993 *
                                                   -----------    -----------
                                                          (Unaudited)

Sales                                              $   145,684    $   117,386
Cost of sales                                           97,165         81,954
                                                   -----------    -----------
Gross profit                                            48,519         35,432
Selling, general and administrative expenses            30,266         24,582
                                                   -----------    -----------
Income from operations                                  18,253         10,850
Interest expense, net                                   (2,386)        (2,269)
Other expense, net                                        (853)          (944)
                                                   -----------    -----------
Income before income taxes                              15,014          7,637
Provision for income taxes                               6,006          2,773
                                                   -----------    -----------
Income from continuing operations                        9,008          4,864
Discontinued operations:
     Loss from operations, net                                         (3,657)
                                                   -----------    -----------
Net income                                         $     9,008    $     1,207
                                                   ===========    ===========

Income (loss) per share of common stock:
Continuing operations                              $       .70    $       .39
Discontinued operations                                                  (.29)
                                                   -----------    -----------
Net income                                         $       .70    $       .10
                                                   ===========    ===========

Weighted average number of
     common shares outstanding                      12,853,894     12,578,387
                                                   ===========    ===========
Cash dividends declared per share:
     Class A Common Stock                          $     .1250    $     .1125
                                                   ===========    ===========
     Class B Common Stock                          $     .1125    $     .1000
                                                   ===========    ===========



*  Certain items have been reclassified for comparative purposes.

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                    Three months ended May 31,
                                                    --------------------------
                                                           1994        1993
                                                         --------    --------
                                                             (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                            $  9,008    $  1,207
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                    5,811       5,909
      Deferred income taxes                                 2,112        (625)
      Loss on disposals of property, plant and equipment       27         591
      Changes in assets and liabilities, net of effect
         of business acquisition:
            Increase in aggregate balance of
               accounts receivable sold                                   685
            Decrease in accounts receivable                 8,690       3,189
            Decrease in inventories                         1,030       2,811
            Increase in other assets                       (6,214)     (9,278)
            Increase (decrease) in accounts payable       (10,571)      6,599
            Decrease in accrued expenses                   (2,821)     (3,932)
            Decrease in other liabilities                  (1,786)     (1,016)
                                                         --------    --------
      Net cash provided by operating activities             5,286       6,140
                                                         --------    --------
Cash Flows From Investing Activities:
   Proceeds from sales of property, plant and equipment       347         180
   Purchases of property, plant and equipment              (1,405)     (1,563)
   Acquisition of business                                 (5,053)
                                                         --------    --------
      Net cash used in investing activities                (6,111)     (1,383)
                                                         --------    --------
Cash Flows From Financing Activities:
   Net increase (reduction) in short-term borrowings           26      (1,313)
   Reduction of long-term debt                             (6,789)     (1,896)
   Dividends paid                                          (1,505)     (1,322)
   Issuance of stock under stock option and
      dividend reinvestment plans                             361         188
                                                         --------    --------
      Net cash used in financing activities                (7,907)     (4,343)
                                                         --------    --------

   Net increase (decrease) in cash and cash equivalents    (8,732)        414
   Cash and cash equivalents at beginning of period        52,213      17,723
                                                         --------    --------
   Cash and cash equivalents at end of period            $ 43,481    $ 18,137
                                                         ========    ========


The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 31, 1994 and the results of operations and cash flows for the periods ended May 31, 1994 and 1993. These financial statements should be read in conjunction with the notes to the financial statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1994. The results of operations for the periods ended May 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full fiscal year, due to the seasonal nature of certain of the Company's operations.


NOTE 2  Inventories consist of the following (in thousands):

                                                  May 31,     February 28,
                                                   1994           1994
                                               ------------   ------------
         Finished goods                          $ 26,049        $ 27,169
         Work in process                           12,973          13,329
         Raw materials and supplies                22,857          19,682
                                                 --------        --------
                                                 $ 61,879        $ 60,180
                                                 ========        ========


NOTE 3 The principal assets and liabilities of the discontinued construction operations included in the Company's consolidated balance sheets are as follows (in thousands):

                                                  May 31,     February 28,
Financial Position                                 1994           1994
                                               ------------   ------------

     Accounts receivable                         $ 48,230        $ 59,265
     Other current assets                          16,222           7,922
     Other assets                                   5,618           6,013
     Accounts payable                             (35,297)        (38,503)
     Accrued expenses                             (10,818)        (11,106)
     Other current liabilities                     (7,110)        (13,015)
     Other liabilities                             (6,659)         (7,312)


NOTE 4 On April 28, 1994, the Company acquired all the outstanding capital stock of CTR Manufacturing, Inc. ("CTR") for cash and notes of approximately $11.5 million. CTR manufactures automated forestry harvesting equipment. The transaction has been accounted for as a purchase and, accordingly, the net assets and results of operations of CTR have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over 40 years. The company's consolidated results of operations for the three months ended May 31, 1994 and 1993 would not have been materially different from reported amounts if the purchase had occurred at the beginning of either period. CTR's sales and net income for its most recent fiscal year were approximately $11.8 million and $.8 million, respectively.

NOTE 5 During the first quarter of fiscal 1995, the Company repurchased $6.7 million of its 9% subordinated notes with no significant gain or loss.


NOTE 6 The Company announced in January 1989, that a pocket of a cleaning solvent, trichloroethylene ("TCE"), had been detected under the concrete floor of the Company's cutting systems division plant in Milwaukie, Oregon. TCE was detected in the City of Milwaukie drinking water wells. The Company's deep wells, which are surrounded by the City of Milwaukie wells, draw from the same aquifer and show TCE amounts less than those of the City's wells. On December 6, 1989, the Company entered into a Stipulation and Consent Agreement for facility investigation with the Department of Environmental Quality ("DEQ") of the State of Oregon and agreed to investigate the TCE contamination beneath the plant and take appropriate measures to remediate potential adverse effects from such contamination. In November 1992, the Company submitted a Facility Investigation Final Report ("Report") to the DEQ for the Milwaukie, Oregon plant. The Report states that the contamination has affected a limited portion of the saturated engineered fill under the building. Since monitoring began in 1988, the contaminant plume in the engineered fill has not migrated. The concentration of the contaminants in the plume has been reduced by greater than 50% since 1989. The TCE plume has not migrated off Company property. The Company believes the contaminants pose no risk to Company employees or the community because the groundwater within the shallow alluvium is not used and the contaminants are not migrating towards the drinking water supply aquifer. There is no evidence that the Company's operations have affected the drinking water supply aquifer. The Company does not expect the situation to have a material adverse effect.

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

On December 20, 1989, the Company sold to Asea Brown Boveri Ltd. ("ABB") all the stock of W+E Umwelttechnik AG, then an engineering subsidiary of the Company in the waste-to-energy business located in Zurich, Switzerland. On July 26, 1993, ABB filed a Request for Arbitration with the Zurich Chamber of Commerce. The request contains statements that ABB has or anticipates having losses on two projects which were underway at the time of sale. While it is not clear, ABB appears to be claiming approximately 100 million Swiss francs and rescission of the purchase agreement based on the Company's alleged wilful failure to disclose material facts and that ABB made a fundamental mistake in entering into the purchase agreement. The Company believes it has valid defenses based on the terms of the purchase agreement, the facts and the law. In March 1994, the Company filed a lawsuit against ABB and two of its subsidiaries in the Circuit Court of Jefferson County, Alabama seeking declaratory judgment and injunctive relief as well as money damages for (i) intentional interference with the Company's business relationships and (ii) abuse of process. ABB has filed a separate lawsuit against Blount in the U.S.

District Court in Birmingham to compel arbitration and has removed the lawsuit filed by Blount to the Federal Court. These two lawsuits have been consolidated. The Company does not expect the situation to have a material adverse effect on its financial condition.

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

The Company's contingencies include normal liabilities for performance and completion of construction contracts. At May 31, 1994, the Company had outstanding bank letters of credit in the approximate amount of $18.5 million issued principally in connection with various construction contracts for which the Company is contingently liable to the issuing banks in the event payment is demanded by the holder.

The Company is contingently liable for the remaining rental payments, net of the value of the leased equipment, under certain leases transferred to the buyer of a former subsidiary. The leases have rental payments remaining of approximately $10 million which expire in 1999. The Company has received indemnification against liabilities arising from the leases from the purchaser of the former subsidiary.

See Notes 4 and 8 to the Consolidated Financial Statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1994 for other commitments and contingencies of the Company which have not changed significantly since year-end.


NOTE 7  Segment information is as follows (in thousands):

                                                 Three Months
                                                 Ended May 31,
                                              -------------------
                                                 1994       1993
                                              --------   --------
Sales:
     Outdoor products                         $ 68,520   $ 59,732
     Industrial and power equipment             52,297     37,967
     Sporting equipment                         24,867     19,687
                                              --------   --------
                                              $145,684   $117,386
                                              ========   ========
Operating income:
     Outdoor products                         $ 10,052   $  6,734
     Industrial and power equipment              7,827      4,654
     Sporting equipment                          4,671      3,145
                                              --------   --------
Operating income from segments                  22,550     14,533
Corporate office expenses                       (4,297)    (3,683)
                                              --------   --------
     Income from operations                     18,253     10,850
Interest expense, net                           (2,386)    (2,269)
Other expense, net                                (853)      (944)
                                              --------   --------
Income before income taxes                    $ 15,014   $  7,637
                                              ========   ========

NOTE 8 Income taxes paid during the three months ended May 31, 1994 and 1993 were $5.2 million and $3.2 million. Interest paid during the three months ended May 31, 1994 and 1993 was $494 thousand and $367 thousand.


NOTE 9 Net income per common share is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the first quarter of fiscal 1995 were $145.7 million compared to $117.4 million for the first quarter of fiscal 1994. Net income for the first three months of fiscal 1995 was $9.0 million ($.70 per share) compared to net income of $1.2 million ($.10 per share) for the comparable period of fiscal 1994. Last year's first quarter included a loss from discontinued operations of $3.7 million ($.29 per share). The improved operating results reflect continued strong performance by each of the Company's manufacturing segments. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's 1994 Form 10-K and 1994 Annual Report to Shareholders.

Sales for the Outdoor Products segment in the first quarter of fiscal 1995 were $68.5 million compared to $59.7 million during the first quarter of fiscal 1994. Operating income increased to $10.1 million during the first quarter of fiscal 1995 from $6.7 million in the comparable period of the prior fiscal year. The sales and operating income increase were principally attributable to a higher volume of saw chain, saw bars and power pruners sold by the Company's Oregon Cutting Systems Division, and improved margins and demand for the Company's riding lawn mowers.

Sales for the Industrial and Power Equipment segment were $52.3 million during the first three months of fiscal 1995 compared to $38.0 million during the same period of fiscal 1994. Operating income increased to $7.8 million from $4.7 million during the comparable period of fiscal 1994. Demand for this segment's products remained high as the aggregate volume of timber harvesting and industrial tractor and loader units sold during the first quarter of fiscal 1995 increased over the comparable period of the prior year. The improvement in operating income was principally due to this increase in volume.

Sales for the Sporting Equipment segment increased to $24.9 million in the first quarter of fiscal 1995 from $19.7 million in the comparable period of fiscal 1994. Operating income during the first three months of fiscal 1995 increased to $4.7 million from $3.1 million during the first three months of fiscal 1994. The increase in operating income was principally due to increased sales volume.

Selling, general and administrative expenses, reflecting the increased sales level, were 20.8 percent of sales in the first quarter of fiscal 1995 compared to 20.9 percent of sales in the comparable period of the prior year.

The Company's total backlog at May 31, 1994 was $134.0 million compared to $147.1 million at February 28, 1994 and $71.8 million at May 31, 1993.

Financial Condition, Liquidity and Capital Resources

At May 31, 1994, the Company had no amounts outstanding under its uncommitted short-term lines of credit, its $25 million receivable sale agreement or its $60 million revolving credit agreement. The Company's total capitalization at May 31, 1994 consists of $101.8 million long-term debt and equity of $175.0 million for a long-term debt to equity ratio of .6 to 1 as compared to a ratio of .6 to 1 at February 28, 1994. At May 31, 1994, the Company had 9% subordinated notes outstanding in the principal amount of $93.3 million maturing in 2003. See Note 3 of Notes to the Consolidated Financial Statements included in Blount, Inc.'s 1994 Annual Report to Shareholders for the terms and conditions of the revolving credit agreement, the receivable sale agreement and the 9% subordinated notes.

Working capital was $106.7 million at May 31, 1994 compared to $104.3 million at February 28, 1994. The Company's operating cash flows for the first three months of fiscal 1995 were $5.3 million compared to $6.1 million in the first three months of the prior fiscal year. Cash and cash equivalent balances decreased to $43.5 million from $52.2 million at February 28, 1994 as the Company's operating cash flows were offset by cash expenditures to acquire CTR Manufacturing, Inc. and repurchase $6.7 million of the Company's 9% subordinated notes (see Notes 4 and 5 to the attached consolidated financial statements).

Restrictions on the Company's ability to pay cash dividends are contained in the indenture related to the Company's 9% subordinated notes and in certain financial covenants of the revolving credit agreement. Under the most restrictive requirement, retained earnings of approximately $16.8 million were available for the payment of dividends at May 31, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT, INC.
- - ----------------------
     Registrant





Date:  July 13, 1994                           /s/ Harold E. Layman
                                          ---------------------------------
                                                   Harold E. Layman
                                               Senior Vice President &
                                               Chief Financial Officer