Form 10-Q
period 1994-08-31
BLOUNT INC
filed 1994-10-12
CIK 12707

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                          ------------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1994

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
      Class of Common Stock                              August 31, 1994
      ---------------------                              ----------------
Class A Common Stock $1.00 Par Value                     8,475,352 shares
Class B Common Stock $1.00 Par Value                     4,042,494 shares

BLOUNT, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        August 31, 1994 and February 28, 1994                3

     Consolidated Statements of Income -
        three months and six months ended
        August 31, 1994 and 1993                             4

     Consolidated Statements of Cash Flows -
        six months ended August 31, 1994 and 1993            5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                   11

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    14

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                       August 31,  February 28,
                                                          1994         1994
                                                        --------     --------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
     Cash and cash equivalents, including short-term
         investments of $43,982 and $48,810             $ 45,292    $ 52,213
     Accounts receivable, net of allowances for
         doubtful accounts of $2,698 and $2,238          128,179     134,458
     Inventories                                          64,495      60,180
     Deferred income taxes                                16,439      17,742
     Other current assets                                 18,682      12,812
                                                        --------    --------
                      Total current assets               273,087     277,405
Property, plant and equipment, net of accumulated
     depreciation of $137,246 and $135,694               136,375     140,422
Cost in excess of net assets of acquired
     businesses, net                                      67,076      60,171
Other assets                                              12,612      14,903
                                                        --------    --------
Total Assets                                            $489,150    $492,901
                                                        ========    ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
     Notes payable and current maturities of
         long-term debt                                 $  6,194    $  2,082
     Accounts payable                                     63,601      74,267
     Accrued expenses                                     86,788      83,757
     Billings in excess of costs and recognized
         profits on uncompleted contracts                  3,878      12,953
                                                        --------    --------
                      Total current liabilities          160,461     173,059
Long-term debt, exclusive of current maturities           96,166     107,651
Deferred income taxes, exclusive of current portion       15,010      13,499
Other liabilities                                         33,629      31,839
                                                        --------    --------
                      Total liabilities                  305,266     326,048
                                                        --------    --------
Commitments and Contingent Liabilities
Shareholders' equity:
     Common Stock: par value $1.00 per share
         Class A: 8,475,352 and 8,273,035 shares issued    8,475       8,273
         Class B: 4,042,494 and 4,178,197 shares issued    4,043       4,178
     Capital in excess of par value of stock              10,227       9,515
     Retained earnings                                   153,129     137,440
     Accumulated translation adjustment                    8,010       7,447
                                                        --------    --------
                      Total shareholders' equity         183,884     166,853
                                                        --------    --------
Total Liabilities and Shareholders' Equity              $489,150    $492,901
                                                        ========    ========

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
                                 Three months ended        Six months ended
                                     August 31,               August 31,
                               ----------------------   ----------------------
                                  1994        1993*        1994        1993*
                               ----------  ----------   ----------  ----------
                                    (Unaudited)               (Unaudited)
Sales                          $  138,781  $  118,454   $  284,465  $  235,840
Cost of sales                      91,687      80,491      188,852     162,445
                               ----------  ----------   ----------  ----------
Gross profit                       47,094      37,963       95,613      73,395
Selling, general and
   administrative expenses         29,324      24,527       59,590      49,109
                               ----------  ----------   ----------  ----------
Income from operations             17,770      13,436       36,023      24,286
Interest expense                   (2,816)     (3,181)      (5,654)     (5,568)
Interest income                       569         480        1,021         598
Other income (expense), net           211        (180)        (642)     (1,124)
                               ----------  ----------   ----------  ----------
Income before taxes                15,734      10,555       30,748      18,192
Provision for income taxes          6,035       3,898       12,041       6,671
                               ----------  ----------   ----------  ----------
Income from continuing
   operations before
   extraordinary gain               9,699       6,657       18,707      11,521
Discontinued operations:
   Loss from operations, net                   (4,215)                  (7,872)
                               ----------  ----------   ----------  ----------
Income before extraordinary
   gain                             9,699       2,442       18,707       3,649
Extraordinary gain on
   repurchase of debt, net                         92                       92
                               ----------  ----------   ----------  ----------
Net income                     $    9,699  $    2,534   $   18,707  $    3,741
                               ==========  ==========   ==========  ==========
Income (loss) per share
   of common stock:
Continuing operations          $      .75  $      .52   $     1.45  $      .91
Discontinued operations                          (.33)                    (.62)
                               ----------  ----------   ----------  ----------
Income before
   extraordinary gain                 .75         .19         1.45         .29
Extraordinary gain                                .01                      .01
                               ----------  ----------   ----------  ----------
Net income                     $      .75  $      .20   $     1.45  $      .30
                               ==========  ==========   ==========  ==========
Weighted average number of
   common shares outstanding   12,906,796  12,635,612   12,874,564  12,609,341
                               ==========  ==========   ==========  ==========
Cash dividends declared
   per share:
      Class A Common Stock     $    .1250  $    .1125   $     .250  $     .225
                               ==========  ==========   ==========  ==========
      Class B Common Stock     $    .1125  $    .1000   $     .225  $     .200
                               ==========  ==========   ==========  ==========

*  Certain items have been reclassified for comparative purposes.
The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                    Six months ended August 31,
                                                    ---------------------------
                                                           1994        1993
                                                         --------    --------
                                                             (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                            $ 18,707    $  3,741
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Extraordinary gain                                                  (92)
      Depreciation, amortization and other
         noncash charges                                   11,570      11,823
      Deferred income taxes                                 2,999      (3,790)
      Loss on disposals of property, plant and equipment      218         814
      Changes in assets and liabilities, net of effect
         of business acquisition:
            Decrease in aggregate balance of
               accounts receivable sold                               (17,522)
            Decrease in accounts receivable                 7,776      11,538
            (Increase) decrease in inventories             (1,591)      3,867
            Increase in other assets                       (4,497)     (9,438)
            Increase (decrease) in accounts payable       (10,862)      6,030
            Decrease in accrued expenses                   (2,985)     (3,986)
            Decrease in other liabilities                  (6,779)     (1,706)
                                                         --------    --------
      Net cash provided by operating activities            14,556       1,279
                                                         --------    --------
Cash Flows From Investing Activities:
   Proceeds from sales of property, plant and equipment     2,882         418
   Purchases of property, plant and equipment              (3,973)     (3,337)
   Acquisition of business                                 (5,103)
                                                         --------    --------
      Net cash used in investing activities                (6,194)     (2,919)
                                                         --------    --------
Cash Flows From Financing Activities:
   Net increase (reduction) in short-term borrowings         (404)     (2,954)
   Issuance of long-term debt                                          97,652
   Reduction of long-term debt                            (12,383)    (75,023)
   Dividends paid                                          (3,018)     (2,650)
   Issuance of stock under stock option and
      dividend reinvestment plans                             522         218
                                                         --------    --------
      Net cash used in financing activities               (15,283)     17,243
                                                         --------    --------

   Net increase (decrease) in cash and cash equivalents    (6,921)     15,603
   Cash and cash equivalents at beginning of period        52,213      17,723
                                                         --------    --------
   Cash and cash equivalents at end of period            $ 45,292    $ 33,326
                                                         ========    ========


The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at August 31, 1994 and the results of operations and cash flows for the periods ended August 31, 1994 and 1993. These financial statements should be read in conjunction with the notes to the financial statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1994. The results of operations for the periods ended August 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full fiscal year, due to the seasonal nature of certain of the Company's operations.


NOTE 2  Inventories consist of the following (in thousands):

                                                August 31,    February 28,
                                                   1994           1994
                                               ------------   ------------
         Finished goods                          $ 28,287        $ 27,169
         Work in process                           14,310          13,329
         Raw materials and supplies                21,898          19,682
                                                 --------        --------
                                                 $ 64,495        $ 60,180
                                                 ========        ========


NOTE 3 The principal assets and liabilities of the discontinued construction operations included in the Company's consolidated balance sheets are as follows (in thousands):

                                                August 31,    February 28,
                                                   1994           1994
                                               ------------   ------------

     Accounts receivable                         $ 44,065        $ 59,265
     Other current assets                          10,858           7,922
     Other assets                                   5,552           6,013
     Accounts payable                             (33,837)        (38,503)
     Accrued expenses                             (11,714)        (11,106)
     Other current liabilities                     (3,886)        (13,015)
     Other liabilities                             (5,828)         (7,312)


NOTE 4 On April 28, 1994, the Company acquired all the outstanding capital stock of CTR Manufacturing, Inc. ("CTR") for cash and notes of approximately $11.5 million. CTR manufactures automated forestry harvesting equipment. The transaction has been accounted for as a purchase and, accordingly, the net assets and results of operations of CTR have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over 40 years. The company's consolidated results of operations for the six months ended August 31, 1994 and 1993 would not have been materially different from reported amounts if the purchase had occurred at the beginning of either period. CTR's sales and net income for its most recent fiscal year were approximately $11.8 million and $.8 million, respectively.

NOTE 5 During the first six months of fiscal 1995, the Company repurchased $11.9 million of its 9% subordinated notes with no significant gain or loss.


NOTE 6 The Company announced in January 1989, that a pocket of a cleaning solvent, trichloroethylene ("TCE"), had been detected under the concrete floor of the Company's cutting systems division plant in Milwaukie, Oregon. TCE was detected in the City of Milwaukie drinking water wells. The Company's deep wells, which are surrounded by the City of Milwaukie wells, draw from the same aquifer and show TCE amounts less than those of the City's wells. On December 6, 1989, the Company entered into a Stipulation and Consent Agreement ("SCA") for facility investigation with the Department of Environmental Quality ("DEQ") of the State of Oregon and agreed to investigate the TCE contamination beneath the plant and take appropriate measures to remediate potential adverse effects from such contamination. In November 1992, the Company submitted a Facility Investigation Final Report ("Report") to the DEQ for the Milwaukie, Oregon plant. The Report states that the contamination has affected a limited portion of the saturated engineered fill under the building. Since monitoring began in 1988, the contaminant plume in the engineered fill has not migrated. Through treatment, the concentration of the contaminants in the plume has been reduced by greater than 50% since 1989. The TCE plume has not migrated off Company property. The Company believes the contaminants pose no risk to Company employees or the community because the groundwater within the shallow alluvium is not used and the contaminants are not migrating towards the drinking water supply aquifer. There is no evidence that the Company's operations have affected the drinking water supply aquifer. On August 16, 1994, the DEQ found that the Company had fulfilled the requirements of the SCA and terminated its provisions. The Company will continue to remediate, the future cost of which is not material.

The United States Environmental Protection Agency ("EPA") has designated a predecessor of the Company as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin (the "Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by a predecessor of the Company. It is the view of the Company that because its predecessor corporation purchased assets rather than stock, the Company does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. The Company believes the EPA is wrong on the successor liability issue. However, with other PRP's, the Company made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA is proceeding with the clean-up. The estimated clean-up costs are approximately $5 million to $10 million with maintenance costs of approximately $150 thousand per year for 30 years. In 1989 the EPA named four PRP's. One of the PRP's, the Town of Onalaska (the "Town") and the EPA have negotiated a consent decree under which the Town would be released from future liability in return for paying $110 thousand, granting access to the Site and adjacent properties and performing some future maintenance work. The Company denies that it is a PRP and is unable to determine any other party's share of total remediation costs (other than the Town's based on the proposed consent decree). The Company does not know the financial status of the other PRP's and other parties that, while not named by the EPA as PRP's, may have liability with respect to the Site. The Company does not expect the situation to have a material adverse effect.

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

The Company is a defendant in a number of product liability lawsuits involving serious injuries for which there are significant self-insured retentions, some of which seek significant or unspecified damages. In addition, the Company is a party to a number of other suits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe these lawsuits will have a material adverse effect on its financial condition.

The Company's contingencies include normal liabilities for performance and completion of construction contracts. At August 31, 1994, the Company had outstanding bank letters of credit in the approximate amount of $19.7 million issued principally in connection with various construction contracts for which the Company is contingently liable to the issuing banks in the event payment is demanded by the holder.

The Company is contingently liable for the remaining rental payments, net of the value of the leased equipment, under certain leases transferred to the buyer of a former subsidiary. The leases have rental payments remaining of approximately $9.4 million which expire in 1999. The Company has received indemnification against liabilities arising from the leases from the purchaser of the former subsidiary.

The Company enters into foreign exchange forward contracts with major banks to reduce the effect of exchange rate fluctuations on anticipated future foreign currency cash flows. These contracts are accounted for at market value, with the resulting gains or losses recognized in income. At August 31, 1994, the Company had foreign exchange forward contracts maturing through May 31, 1995, in the absolute amount of approximately $45.9 million. The market value of these contracts and the resulting gain or loss was not material at August 31, 1994.

See Notes 4 and 8 to the Consolidated Financial Statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1994 for other commitments and contingencies of the Company which have not changed significantly since year-end.

NOTE 7  Segment information is as follows (in thousands):

                                       Three Months            Six Months
                                     Ended August 31,       Ended August 31,
                                    -------------------    -------------------
                                      1994       1993        1994       1993
                                    --------   --------    --------   --------
Sales:
   Outdoor products                 $ 61,879   $ 58,041    $130,399   $117,773
   Industrial and power equipment     49,409     40,157     101,706     78,124
   Sporting equipment                 27,493     20,256      52,360     39,943
                                    --------   --------    --------   --------
                                    $138,781   $118,454    $284,465   $235,840
                                    ========   ========    ========   ========
Operating income:
   Outdoor products                 $ 10,189   $  7,425    $ 20,241   $ 14,159
   Industrial and power equipment      7,794      6,589      15,621     11,243
   Sporting equipment                  5,451      2,962      10,122      6,107
                                    --------   --------    --------   --------
Operating income from segments        23,434     16,976      45,984     31,509
Corporate office expenses             (5,664)    (3,540)     (9,961)    (7,223)
                                    --------   --------    --------   --------
   Income from operations             17,770     13,436      36,023     24,286
Interest expense                      (2,816)    (3,181)     (5,654)    (5,568)
Interest income                          569        480       1,021        598
Other income (expense), net              211       (180)       (642)    (1,124)
                                    --------   --------    --------   --------
Income before income taxes          $ 15,734   $ 10,555    $ 30,748   $ 18,192
                                    ========   ========    ========   ========


NOTE 8 Income taxes paid during the six months ended August 31, 1994 and 1993 were $12.1 million and $8.8 million. Interest paid during the six months ended August 31, 1994 and 1993 was $5.4 million and $7.3 million.


NOTE 9 Net income per common share is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period.

NOTE 10 Selected quarterly information for fiscal 1994 is as follows (in thousands, except share data):

                               First    Second     Third    Fourth
                              Quarter   Quarter   Quarter   Quarter    Total
                              --------  --------  --------  --------  --------

Sales                         $117,386  $118,454  $128,030  $124,175  $488,045
                              ========  ========  ========  ========  ========
Income from continuing
  operations before
  extraordinary gain          $  4,864  $  6,657  $  8,262  $  4,521  $ 24,304
                              --------  --------  --------  --------  --------
Discontinued operations:
  Loss from operations, net     (3,657)   (4,215)   (1,591)     (203)   (9,666)
  Loss on disposal, net                                         (650)     (650)
                              --------  --------  --------  --------  --------
  Total loss from
    discontinued operations     (3,657)   (4,215)   (1,591)     (853)  (10,316)
                              --------  --------  --------  --------  --------
Income before extraordinary
  gain                           1,207     2,442     6,671     3,668    13,988
Extraordinary gain                            92                            92
                              --------  --------  --------  --------  --------
Net income                    $  1,207  $  2,534  $  6,671  $  3,668  $ 14,080
                              ========  ========  ========  ========  ========

Income (loss) per share
  of common stock:
Income from continuing
  operations before
  extraordinary gain          $    .39  $    .52  $    .65  $    .35  $   1.91
Discontinued operations           (.29)     (.33)     (.13)     (.06)     (.81)
                              --------  --------  --------  --------  --------
Income before
  extraordinary gain               .10       .19       .52       .29      1.10
Extraordinary gain                           .01                           .01
                              --------  --------  --------  --------  --------
Net income                    $    .10  $    .20  $    .52  $    .29  $   1.11
                              ========  ========  ========  ========  ========

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the second quarter and first six months of fiscal 1995 were $138.8 million and $284.5 million compared to $118.5 million and $235.8 million for the second quarter and first six months of fiscal 1994. Net income for the second quarter and first half of fiscal 1995 was $9.7 million ($.75 per share) and $18.7 million ($1.45 per share) compared to net income of $2.5 million ($.20 per share) and $3.7 million ($.30 per share) for the comparable periods of fiscal 1994. Last year's second quarter and first half included a loss from discontinued operations of $4.2 million ($.33 per share) and $7.9 million ($.62 per share). In addition, the second quarter of fiscal 1994 included an extraordinary gain on repurchase of debt of $92 thousand ($.01 per share). The improved operating results reflect continued strong performance by each of the Company's manufacturing segments. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's 1994 Form 10-K and 1994 Annual Report to Shareholders.

Sales for the Outdoor Products segment in the second quarter and first six months of fiscal 1995 were $61.9 million and $130.4 million compared to $58.0 million and $117.8 million during the second quarter and first six months of fiscal 1994. Operating income increased to $10.2 million and $20.2 million during the second quarter and first six months of fiscal 1995 from $7.4 million and $14.2 million in the comparable periods of the prior fiscal year. The sales and operating income increases were principally attributable to a higher volume of saw chain and saw bars sold by the Company's Oregon Cutting Systems Division in both the first and second quarters of the current fiscal year, and improved margins and demand for the Company's riding lawn mowers.

Sales for the Industrial and Power Equipment segment were $49.4 million and $101.7 million during the second quarter and first six months of fiscal 1995 compared to $40.2 million and $78.1 million during the same periods of fiscal 1994. Operating income increased to $7.8 million and $15.6 million from $6.6 million and $11.2 million during the comparable periods of fiscal 1994. The improvement in sales and operating income resulted principally from an increase in the volume of forestry and industrial loaders sold and the contribution from CTR Manufacturing, Inc. acquired on April 28, 1994 (see Note 3 of notes to the attached consolidated financial statements).

Sales for the Sporting Equipment segment increased to $27.5 million and $52.4 million in the second quarter and first six months of fiscal 1995 from $20.3 million and $39.9 million in the comparable periods of fiscal 1994, reflecting increases in the volume of ammunition, reloading equipment and primers and percussion caps sold. Operating income during the second quarter and first half of fiscal 1995 increased to $5.5 million and $10.1 million from $3.0 million and $6.1 million during the second quarter and first half of fiscal 1994. The increase in operating income was principally due to increased sales volume.

Selling, general and administrative expenses (including corporate expenses) reflect the increased sales level, increased accruals for charitable contributions and incentive compensation as a result of the significantly improved operating results, and accruals for certain legal matters. Selling, general and administrative expenses were 21.1 percent and 20.9 percent of sales in the second quarter and first six months of fiscal 1995 compared to 20.7 percent and 20.8 percent of sales in the comparable periods of the prior year.

The Company's total backlog at August 31, 1994 was $150.7 million compared to $147.1 million at February 28, 1994 and $132.1 million at August 31, 1993.

Financial Condition, Liquidity and Capital Resources

At August 31, 1994, the Company had no amounts outstanding under its uncommitted short-term lines of credit, its $25 million receivable sale agreement or its $60 million revolving credit agreement. The Company's total capitalization at August 31, 1994 consists of $96.2 million long-term debt and equity of $183.9 million for a long-term debt to equity ratio of .5 to 1 as compared to a ratio of .6 to 1 at February 28, 1994. At August 31, 1994, the Company had 9% subordinated notes outstanding in the principal amount of $88.1 million maturing in 2003. See Note 3 of Notes to the Consolidated Financial Statements included in Blount, Inc.'s 1994 Annual Report to Shareholders for the terms and conditions of the revolving credit agreement, the receivable sale agreement and the 9% subordinated notes.

Working capital was $112.6 million at August 31, 1994 compared to $104.3 million at February 28, 1994. The increase resulted principally from the Company's improved earnings. The Company's operating cash flows for the first six months of fiscal 1995 were $14.6 million compared to $1.3 million in the first six months of fiscal 1994. Operating cash flows for the prior year were reduced by $17.5 million as a result of the Company ceasing sales of accounts receivable under its $25 million receivable sale agreement during the second quarter of fiscal 1994. Cash and cash equivalent balances decreased to $45.3 million from $52.2 million at February 28, 1994 as the Company's operating cash flows were offset by cash expenditures to acquire CTR Manufacturing, Inc., repurchase $11.9 million of the Company's 9% subordinated notes (see Notes 4 and 5 of notes to the attached consolidated financial statements), and pay dividends.

Restrictions on the Company's ability to pay cash dividends are contained in the indenture related to the Company's 9% subordinated notes and in certain financial covenants of the revolving credit agreement. Under the most restrictive requirement, retained earnings of approximately $22.0 million were available for the payment of dividends at August 31, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT, INC.
- ----------------------
     Registrant





Date:  October 12, 1994                        /s/ Harold E. Layman
                                          ---------------------------------
                                                   Harold E. Layman
                                               Senior Vice President &
                                               Chief Financial Officer