Form 10-Q
period 1994-11-30
BLOUNT INC
filed 1995-01-13
CIK 12707

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                          ------------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1994

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
      Class of Common Stock                             November 30, 1994
      ---------------------                             -----------------
Class A Common Stock $1.00 Par Value                    8,508,445 shares
Class B Common Stock $1.00 Par Value                    4,042,494 shares

BLOUNT, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        November 30, 1994 and February 28, 1994              3

     Consolidated Statements of Income -
        three months and nine months ended
        November 30, 1994 and 1993                           4

     Consolidated Statements of Cash Flows -
        nine months ended November 30, 1994 and 1993         5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                   12

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    15

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                      November 30,  February 28,
                                                          1994         1994
                                                       ----------    ----------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
     Cash and cash equivalents, including short-term
         investments of $54,048 and $48,810              $ 57,188    $ 52,213
     Accounts receivable, net of allowances for
         doubtful accounts of $2,799 and $2,238           136,552     134,458
     Inventories                                           66,044      60,180
     Deferred income taxes                                 15,636      17,742
     Other current assets                                  15,618      12,812
                                                         --------    --------
                      Total current assets                291,038     277,405
Property, plant and equipment, net of accumulated
     depreciation of $141,703 and $135,694                136,791     140,422
Cost in excess of net assets of acquired
     businesses, net                                       69,632      60,171
Other assets                                               17,429      14,903
                                                         --------    --------
Total Assets                                             $514,890    $492,901
                                                         ========    ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
     Notes payable and current maturities of
         long-term debt                                  $  7,939    $  2,082
     Accounts payable                                      61,571      74,267
     Accrued expenses                                     109,647      83,757
     Billings in excess of costs and recognized
         profits on uncompleted contracts                   4,844      12,953
                                                         --------    --------
                      Total current liabilities           184,001     173,059
Long-term debt, exclusive of current maturities            95,743     107,651
Deferred income taxes, exclusive of current portion        11,737      13,499
Other liabilities                                          28,364      31,839
                                                         --------    --------
                      Total liabilities                   319,845     326,048
                                                         --------    --------
Commitments and Contingent Liabilities
Shareholders' equity:
     Common Stock: par value $1.00 per share
         Class A: 8,508,445 and 8,273,035 shares issued     8,508       8,273
         Class B: 4,042,494 and 4,178,197 shares issued     4,043       4,178
     Capital in excess of par value of stock               10,543       9,515
     Retained earnings                                    163,951     137,440
     Accumulated translation adjustment                     8,000       7,447
                                                         --------    --------
                      Total shareholders' equity          195,045     166,853
                                                         --------    --------
Total Liabilities and Shareholders' Equity               $514,890    $492,901
                                                         ========    ========

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
                                 Three months ended       Nine months ended
                                    November 30,            November 30,
                               ----------------------   ----------------------
                                 1994        1993*        1994        1993*
                               ----------  ----------   ----------  ----------
                                    (Unaudited)               (Unaudited)
Sales                          $  157,459  $  128,030   $  441,924  $  363,870
Cost of sales                     104,496      85,230      293,348     247,675
                               ----------  ----------   ----------  ----------
Gross profit                       52,963      42,800      148,576     116,195
Selling, general and
   administrative expenses         29,992      27,255       89,582      76,364
                               ----------  ----------   ----------  ----------
Income from operations             22,971      15,545       58,994      39,831
Interest expense                   (2,733)     (2,805)      (8,387)     (8,373)
Interest income                       599         356        1,620         954
Other expense, net                   (561)       (604)      (1,203)     (1,728)
                               ----------  ----------   ----------  ----------
Income before income taxes         20,276      12,492       51,024      30,684
Provision for income taxes          7,940       4,230       19,981      10,901
                               ----------  ----------   ----------  ----------
Income from continuing
   operations before
   extraordinary gain              12,336       8,262       31,043      19,783
Discontinued operations:
   Loss from operations, net                   (1,591)                  (9,463)
                               ----------  ----------   ----------  ----------
Income before extraordinary
   gain                            12,336       6,671       31,043      10,320
Extraordinary gain on
   repurchase of debt, net                                                  92
                               ----------  ----------   ----------  ----------
Net income                     $   12,336  $    6,671   $   31,043  $   10,412
                               ==========  ==========   ==========  ==========
Income (loss) per share
   of common stock:
Continuing operations          $      .95  $      .65   $     2.40  $     1.56
Discontinued operations                          (.13)                    (.75)
                               ----------  ----------   ----------  ----------
Income before
   extraordinary gain                 .95         .52         2.40         .81
Extraordinary gain                                                         .01
                               ----------  ----------   ----------  ----------
Net income                     $      .95  $      .52   $     2.40  $      .82
                               ==========  ==========   ==========  ==========
Weighted average number of
   common shares outstanding   12,944,875  12,757,610   12,910,578  12,681,567
                               ==========  ==========   ==========  ==========
Cash dividends paid
   per share:
      Class A Common Stock     $    .1250  $    .1125   $    .3750  $    .3375
                               ==========  ==========   ==========  ==========
      Class B Common Stock     $    .1125  $    .1000   $    .3375  $    .3000
                               ==========  ==========   ==========  ==========

*  Certain items have been reclassified for comparative purposes.
The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                  Nine months ended November 30,
                                                  -----------------------------
                                                           1994        1993
                                                         --------    --------
                                                             (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                            $ 31,043    $ 10,412
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Extraordinary gain                                                  (92)
      Depreciation, amortization and other
         noncash charges                                   17,280      17,675
      Deferred income taxes                                   529      (2,678)
      Loss on disposals of property, plant and equipment      473       1,227
      Changes in assets and liabilities, net of effect
         of business acquisitions:
            Decrease in aggregate balance of
               accounts receivable sold                               (17,637)
            (Increase) decrease in accounts receivable       (370)      7,966
            (Increase) decrease in inventories             (2,140)      2,022
            (Increase) decrease in other assets            (1,619)     10,812
            Increase (decrease) in accounts payable       (13,597)      5,108
            Increase in accrued expenses                   19,774       7,220
            Decrease in other liabilities                 (11,090)     (5,092)
                                                         --------    --------
      Net cash provided by operating activities            40,283      36,943
                                                         --------    --------
Cash Flows From Investing Activities:
   Proceeds from sales of property, plant and equipment     2,947         494
   Purchases of property, plant and equipment              (6,113)     (5,017)
   Acquisitions of businesses                             (10,103)
                                                         --------    --------
      Net cash used in investing activities               (13,269)     (4,523)
                                                         --------    --------
Cash Flows From Financing Activities:
   Net increase (reduction) in short-term borrowings         (630)     (2,767)
   Issuance of long-term debt                               6,000      97,388
   Reduction of long-term debt                            (18,728)    (75,168)
   Increase in restricted funds                            (5,020)
   Dividends paid                                          (4,532)     (3,982)
   Issuance of stock under stock option and
      dividend reinvestment plans                             871         615
                                                         --------    --------
      Net cash provided by (used in)
         financing activities                             (22,039)     16,086
                                                         --------    --------

   Net increase in cash and cash equivalents                4,975      48,506
   Cash and cash equivalents at beginning of period        52,213      17,723
                                                         --------    --------
   Cash and cash equivalents at end of period            $ 57,188    $ 66,229
                                                         ========    ========


The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at November 30, 1994 and the results of operations and cash flows for the periods ended November 30, 1994 and 1993. These financial statements should be read in conjunction with the notes to the financial statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1994. The results of operations for the periods ended November 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full fiscal year, due to the seasonal nature of certain of the Company's operations.


NOTE 2  Inventories consist of the following (in thousands):

                                              November 30,    February 28,
                                                  1994            1994
                                              ------------    ------------
         Finished goods                         $ 28,398        $ 27,169
         Work in process                          13,074          13,329
         Raw materials and supplies               24,572          19,682
                                                --------        --------
                                                $ 66,044        $ 60,180
                                                ========        ========


NOTE 3 The principal assets and liabilities of the discontinued construction operations included in the Company's consolidated balance sheets are as follows (in thousands):

                                              November 30,    February 28,
                                                  1994            1994
                                              ------------    ------------

     Accounts receivable                        $ 48,643        $ 59,265
     Other current assets                          9,090           7,922
     Other assets                                  5,477           6,013
     Accounts payable                            (28,077)        (38,503)
     Accrued expenses                            (10,889)        (11,106)
     Other current liabilities                    (4,848)        (13,015)
     Other liabilities                            (5,157)         (7,312)


NOTE 4 In April 1994, the Company acquired all the outstanding capital stock of CTR Manufacturing, Inc. ("CTR"). CTR manufactures automated forestry harvesting equipment. In November 1994, the Company acquired the operating assets of Ram-Line, Inc. ("Ram-Line"), a manufacturer of stocks, magazines, lens caps and other products for the shooting sports markets. The purchase price paid for the two businesses was approximately $18.5 million, including notes issued of $7.5 million. Both transactions have been accounted for by the purchase method and, accordingly, the net assets and results of operations of the acquired businesses have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over 40 years. The company's consolidated results of operations for the nine months ended November 30, 1994 and 1993 would not have been materially different from reported amounts if the acquisitions had occurred at the beginning of either period. The combined sales and pre-tax income of CTR and Ram-Line for their most recent fiscal years were approximately $17.1 million and $1.6 million, respectively.


NOTE 5 During the first nine months of fiscal 1995, the Company repurchased $18.3 million of its 9% subordinated notes with no significant gain or loss.

In December 1994, the company replaced its three-year $60 million revolving credit agreement expiring in December 1995 with a new five-year $100 million revolving credit agreement with a group of five banks expiring December 1999. At November 30, 1994, no amounts were outstanding under the $60 million agreement. The $100 million agreement provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates may vary based on cash flow and leverage ratios or, at the Company's irrevocable option, the debt rating for senior unsecured long-term debt of the Company. In addition, a commitment fee which varies to a maximum of 1/2% is charged on the total commitment. The new agreement contains covenants relating to liens, subsidiary debt, transactions with affiliates, acquisitions, consolidations, mergers and sales of assets, and requires the Company to maintain certain specified debt to equity and fixed charge coverage ratios.

The Company's $25 million receivable sale agreement (see Note 3 to the Consolidated Financial Statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1994) expiring December 1994 has been extended until February 6, 1995. The Company plans to negotiate a replacement agreement.

During the third quarter of fiscal 1995, the Company entered into two industrial development revenue bond arrangements to finance future capital expenditures. The related variable rate bonds of $6 million issued by the governmental units are due in fiscal 2005 and are recorded as long-term debt. The proceeds from the bonds are held in trust and released as qualified capital expenditures are made. The Company is negotiating similar additional arrangements for approximately $10 million which it plans to finalize in the fourth quarter of fiscal 1995.


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

The United States Environmental Protection Agency ("EPA") has designated a predecessor of the Company as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin (the "Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by a predecessor of the Company. It is the view of the Company that because its predecessor corporation purchased assets rather than stock, the Company does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. The Company believes the EPA is wrong on the successor liability issue. However, with other PRP's, the Company made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA is proceeding with the clean-up. The estimated past and future clean-up costs are approximately $12 million. In 1989 the EPA named four PRP's. One of the PRP's, the Town of Onalaska (the "Town") and the EPA and State of Wisconsin negotiated a consent decree under which the Town would have been released from future liability in return for paying $110 thousand, granting access to the Site and adjacent properties and performing some future maintenance work. The United States District Court for the District of Wisconsin found, on December 21, 1994, that the settlement was not fair, reasonable or in the public interest, and refused to approve and confirm it as the order of the Court. The Company denies that it is a PRP and is unable to determine any other party's share of total remediation costs. The Company does not know the financial status of the other PRP's and other parties that, while not named by the EPA as PRP's, may have liability with respect to the Site. The Company does not expect the situation to have a material adverse effect on the Company's financial condition.

On December 20, 1989, the Company sold to Asea Brown Boveri Ltd. ("ABB") all the stock of W+E Umwelttechnik AG, then an engineering subsidiary of the Company in the waste-to-energy business located in Zurich, Switzerland. On July 26, 1993, ABB filed a Request for Arbitration with the Zurich Chamber of Commerce. The request contained statements that ABB had or anticipated having losses on two projects which were underway at the time of sale. While it was not clear, ABB appeared to be claiming approximately 100 million Swiss francs and rescission of the purchase agreement based on the Company's alleged wilful failure to disclose material facts and that ABB made a fundamental mistake in entering into the purchase agreement. The Company believed it had valid defenses based on the terms of the purchase agreement, the facts and the law. In March 1994, the Company filed a lawsuit against ABB and two of its subsidiaries in the Circuit Court of Jefferson County, Alabama seeking declaratory judgment and injunctive relief as well as money damages for (i) intentional interference with the Company's business relationships and (ii) abuse of process. ABB filed a separate lawsuit against Blount in the U.S. District Court in Birmingham to compel arbitration and removed the lawsuit filed by Blount to the Federal Court. These two lawsuits were consolidated. In December 1994, the Company and ABB settled all issues with respect to the sale and purchase of the stock of W+E Umwelttechnik AG. In addition to prior accruals, the Company recorded anticipated litigation and settlement costs related to this matter of $3.5 million and $7.1 million during the third quarter and first nine months, respectively, of fiscal 1995.

The Company is closing a Resource Conservation and Recovery Act ("RCRA") Part B Storage Permit at its Sporting Equipment Division's CCI operations facility in Lewiston, Idaho. As part of the process, the Company is required by the State of Idaho to undertake RCRA corrective action at the facility. This will require the Company to investigate all areas at the facility where solid waste and hazardous waste have historically been managed. The facility has been operating since the 1950s. There are several areas where investigation and sampling are required. In order to effect the investigation, the Company and the State of Idaho entered into an Administrative Consent Order which governs the completion of the corrective action activities. As a result of initial testing, some contamination of the uppermost groundwater beneath the facility has been encountered. This uppermost groundwater is not the drinking water supply source and does not appear to be connected to the drinking water aquifer. Further investigation is ongoing. The Company does not expect the situation to have a material adverse effect on its financial condition.

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

The Company's contingencies include normal liabilities for performance and completion of construction contracts. At November 30, 1994, the Company had outstanding bank letters of credit in the approximate amount of $21.3 million issued principally in connection with various construction contracts for which the Company is contingently liable to the issuing banks in the event payment is demanded by the holder.

The Company is contingently liable for the remaining rental payments, net of the value of the leased equipment, under certain leases transferred to the buyer of a former subsidiary. The leases have rental payments remaining of approximately $8.8 million which expire in 1999. The Company has received indemnification against liabilities arising from the leases from the purchaser of the former subsidiary.

The Company enters into foreign exchange forward contracts with major banks to reduce the effect of exchange rate fluctuations on anticipated future foreign currency cash flows. These contracts are accounted for at market value, with the resulting gains or losses recognized in income. At November 30, 1994, the Company had foreign exchange forward contracts maturing through August 31, 1995, in the absolute amount of approximately $75.6 million. The market value of these contracts and the resulting gain or loss was not material at November 30, 1994.

See Notes 4 and 8 to the Consolidated Financial Statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1994 for other commitments and contingencies of the Company which have not changed significantly since year-end.

NOTE 7  Segment information is as follows (in thousands):

                                       Three Months            Nine Months
                                    Ended November 30,     Ended November 30,
                                    -------------------    -------------------
                                      1994       1993        1994       1993
                                    --------   --------    --------   --------
Sales:
   Outdoor products                 $ 73,938   $ 63,426    $204,337   $181,199
   Industrial and power equipment     52,685     41,612     154,391    119,736
   Sporting equipment                 30,836     22,992      83,196     62,935
                                    --------   --------    --------   --------
                                    $157,459   $128,030    $441,924   $363,870
                                    ========   ========    ========   ========
Operating income:
   Outdoor products                 $ 18,463   $ 11,972    $ 38,704   $ 26,131
   Industrial and power equipment      9,328      6,635      24,949     17,878
   Sporting equipment                  5,518      4,007      15,640     10,114
                                    --------   --------    --------   --------
Operating income from segments        33,309     22,614      79,293     54,123
Corporate office expenses            (10,338)    (7,069)    (20,299)   (14,292)
                                    --------   --------    --------   --------
   Income from operations             22,971     15,545      58,994     39,831
Interest expense                      (2,733)    (2,805)     (8,387)    (8,373)
Interest income                          599        356       1,620        954
Other expense, net                      (561)      (604)     (1,203)    (1,728)
                                    --------   --------    --------   --------
Income before income taxes          $ 20,276   $ 12,492    $ 51,024   $ 30,684
                                    ========   ========    ========   ========


NOTE 8 Income taxes paid during the nine months ended November 30, 1994 and 1993 were $16.2 million and $11.0 million. Interest paid during the nine months ended November 30, 1994 and 1993 was $5.9 million and $7.8 million.


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
                              ========  ========  ========  ========  ========

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

Sales for the third quarter and first nine months of fiscal 1995 were $157.5 million and $441.9 million compared to $128.0 million and $363.9 million for the third quarter and first nine months of fiscal 1994. Net income for the third quarter and first nine months of fiscal 1995 was $12.3 million ($.95 per share) and $31.0 million ($2.40 per share) compared to net income of $6.7 million ($.52 per share) and $10.4 million ($.82 per share) for the comparable periods of fiscal 1994. Last year's third quarter and first nine months included a loss from discontinued operations of $1.6 million ($.13 per share) and $9.5 million ($.75 per share). In addition, the first nine months of fiscal 1994 included an extraordinary gain on repurchase of debt of $92 thousand ($.01 per share). The improved operating results reflect continued strong performance by each of the Company's manufacturing segments. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's 1994 Form 10-K and 1994 Annual Report to Shareholders.

Sales for the Outdoor Products segment in the third quarter and first nine months of fiscal 1995 were $73.9 million and $204.3 million compared to $63.4 million and $181.2 million during the third quarter and first nine months of fiscal 1994. Operating income increased to $18.5 million and $38.7 million during the third quarter and first nine months of fiscal 1995 from $12.0 million and $26.1 million in the comparable periods of the prior fiscal year. The sales and operating income increases were principally attributable to a higher volume of saw chain and saw bars sold and higher average selling prices at the Company's Oregon Cutting Systems Division in the first three quarters of the current fiscal year, and improved margins and demand for the Company's riding lawn mowers.

Sales for the Industrial and Power Equipment segment were $52.7 million and $154.4 million during the third quarter and first nine months of fiscal 1995 compared to $41.6 million and $119.7 million during the same periods of fiscal 1994. Operating income increased to $9.3 million and $24.9 million during the third quarter and first nine months of fiscal 1995 from $6.6 million and $17.9 million during the comparable periods of fiscal 1994. The improvement in sales and operating income resulted principally from an increase in the volume of forestry and industrial loaders sold and the contribution from CTR Manufacturing, Inc. acquired on April 28, 1994 (see Note 4 of notes to the attached consolidated financial statements).

Sales for the Sporting Equipment segment increased to $30.8 million and $83.2 million in the third quarter and first nine months of fiscal 1995 from $23.0 million and $62.9 million in the comparable periods of fiscal 1994, reflecting increases in the volume of ammunition, reloading equipment, powerloads, primers and percussion caps sold. Operating income during the third quarter and first nine months of fiscal 1995 increased to $5.5 million and $15.6 million from $4.0 million and $10.1 million during the third quarter and first nine months of fiscal 1994. The increase in operating income was principally due to increased sales volume.

Selling, general and administrative expenses were 19.0 percent and 20.3 percent of sales in the third quarter and first nine months of fiscal 1995 compared to
21.3 percent and 21.0 percent of sales in the comparable periods of the prior year. The increase in the amount of selling, general and administrative expenses in fiscal 1995 over comparable periods of fiscal 1994 reflects the increased sales level and higher corporate expenses, principally due to accruals for anticipated litigation and settlement costs related to the sale of a former subsidiary (see Note 6 of notes to the attached consolidated financial statements).

The Company's total backlog at November 30, 1994 was $147.3 million compared to $147.1 million at February 28, 1994 and $142.6 million at November 30, 1993.


Financial Condition, Liquidity and Capital Resources

At November 30, 1994, the Company had no amounts outstanding under its uncommitted short-term lines of credit, its $25 million receivable sale agreement or its existing $60 million revolving credit agreement. As more fully described in Note 5 of notes to the attached consolidated financial statements, the Company (i) replaced the $60 million revolving credit agreement with a $100 million revolving credit agreement in December 1994; (ii) extended the $25 million receivable sale agreement until February 1995 and plans to negotiate a replacement agreement; and (iii) has entered into $6 million industrial development revenue bond arrangements with plans to finalize arrangements for an additional $10 million prior to fiscal year-end. The Company's total capitalization at November 30, 1994 consists of $95.7 million long-term debt and equity of $195.0 million for a long-term debt to equity ratio of .5 to 1 as compared to a ratio of .6 to 1 at February 28, 1994. At November 30, 1994, the Company had 9% subordinated notes outstanding in the principal amount of $81.7 million maturing in 2003. See Note 3 of Notes to the Consolidated Financial Statements included in Blount, Inc.'s 1994 Annual Report to Shareholders for the terms and conditions of the $60 million revolving credit agreement, the receivable sale agreement and the 9% subordinated notes.

Working capital was $107.0 million at November 30, 1994 compared to $104.3 million at February 28, 1994. The increase resulted principally from the Company's improved earnings. The Company's operating cash flows for the first nine months of fiscal 1995 were $40.3 million compared to $36.9 million in the first nine months of fiscal 1994. Operating cash flows for the prior year were reduced by $17.6 million as a result of the Company ceasing sales of accounts receivable under its $25 million receivable sale agreement during fiscal 1994 and increased by $21.2 million as a result of distributions from a foreign joint venture. Cash and cash equivalent balances increased to $57.2 million from $52.2 million at February 28, 1994 as the Company's operating cash flows were partially offset by cash expenditures to acquire CTR Manufacturing, Inc. and the operating assets of Ram-Line, Inc., repurchase $18.3 million of the Company's 9% subordinated notes (see Notes 4 and 5 of notes to the attached consolidated financial statements), and pay dividends.

Restrictions on the Company's ability to pay cash dividends are contained in the indenture related to the Company's 9% subordinated notes and in certain financial covenants of the revolving credit agreement. Under the most restrictive requirement, retained earnings of approximately $27.3 million were available for the payment of dividends at November 30, 1994. In September 1994, the Company's Board of Directors approved an increase in the Company's quarterly dividends, effective with the January 2, 1995 dividend payment. The improved quarterly dividends will be $.1425 per share for Class A stock and $.13 per share for Class B stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT, INC.
- ----------------------
     Registrant





Date:  January 13, 1995                        /s/ Harold E. Layman
                                          ---------------------------------
                                                   Harold E. Layman
                                               Senior Vice President &
                                               Chief Financial Officer