Form 10-K
period 1995-02-28
BLOUNT INC
filed 1995-05-03
CIK 12707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
{X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended February 28, 1995
                          -----------------
                                     OR
{ }   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
Commission file number 1-7002
                       ------
                                BLOUNT, INC.
- ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                   63-0593908
- ----------------------------------        ------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

4520 Executive Park Drive, Montgomery, Alabama               36116-1602
- ----------------------------------------------        ------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (334) 244-4000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
        Title of each class                        on which registered
Class A Common Stock, $1.00 par value            American Stock Exchange
Class B Common Stock, $1.00 par value            American Stock Exchange
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


Aggregate market value of voting stock held by nonaffiliates as of April 3,
- ---------------------------------------------------------------------------
1995:    $288,180,272
- --------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock $1.00 par value, as of April 3, 1995:  8,570,789 shares
                                                            ---------
Class B Common Stock $1.00 par value, as of April 3, 1995:  4,027,724 shares
                                                            ---------

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

Portions of proxy statement for the annual meeting of stockholders to be held June 26, 1995, are incorporated by reference in Part III.

PART I

ITEM 1.  BUSINESS

The Company is an international manufacturing company with operations in three business segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Company's current manufacturing operations date largely to the acquisition of Omark Industries, Inc. in 1985. The Company was founded in 1946 as a general construction company and, over the succeeding years, grew into one of the largest construction companies in the United States. In February 1994, the Company discontinued its construction business. See "Business - Acquisitions and Dispositions" on page 6.

OUTDOOR PRODUCTS

The Company's Outdoor Products segment is comprised of the Oregon Cutting Systems Division ("Oregon") and Dixon Industries, Inc. ("Dixon"). Oregon produces a wide variety of saw chain, chain saw guide bars, saw chain drive sprockets and maintenance tools for use primarily on portable gasoline and electric chainsaws. The Oregon trademark is well known to end-users and the Company believes that it is the world leader in the production of saw chain. Oregon's saw chain and related products are used primarily by professional loggers, construction workers, farmers and arborists. Recent new products from Oregon include the Woodzig power pruner and the Industrial Cutting System ("ICS") concrete cutter. Winner of an Industrial Design Excellence Award in 1991, the Woodzig is an electric power pruner designed primarily for use by homeowners. ICS, a diamond-segmented chain cutting system for concrete (including steel-reinforced concrete), is a faster and more flexible concrete cutting method than others currently employed in the construction and demolition industries.

Oregon sells to distributors, dealers and mass merchandisers serving the retail replacement market. In addition, Oregon currently sells its products to more than 50 original equipment manufacturers ("OEMs"). Due to the high level of technical expertise and capital investment required to manufacture saw chain, the Company believes that it is able to produce durable, high-quality saw chain more efficiently than most of its competitors. The use of Oregon cutting chain as original equipment on chainsaws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws. Sales of saw chain for replacement use, which accounted for approximately three-quarters of the Company's saw chain sales in fiscal 1995, are generally more profitable than sales of saw chain to OEMs.

The Company has Outdoor Products marketing personnel throughout the United States and in a number of foreign countries. Sales derived from operations outside the United States accounted for 35%, and export sales accounted for 19%, of Outdoor Products sales during fiscal 1995. Oregon manufactures saw chain and related products in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil.

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

Dixon, a manufacturer of ZTR (zero turning radius) riding lawn mowers and related attachments, was acquired in early fiscal 1991. The maneuverability of ZTR mowers significantly reduces mowing time and distinguishes them from competitors' products. These mowers accounted for $38.1 million or 14% of Outdoor Products sales.

INDUSTRIAL AND POWER EQUIPMENT

The Company's Industrial and Power Equipment segment manufactures equipment for timber harvesting and log loading, industrial tractors and loaders, rotation bearings and mechanical power transmission components. The Company believes that it is a world leader in the manufacture of hydraulic timber harvesting equipment, which includes a line of self-propelled and truck-mounted loaders and feller bunchers (tractors with hydraulic attachments for felling timber) under the Prentice brand name; a line of tractors, feller bunchers and related attachments under the Hydro-Ax brand name; and a line of delimbers, slashers and firewood processors under the CTR brand name. Major customers of the Industrial and Power Equipment segment include timber harvesters, land reclamation companies, contractors and scrap yard operators.

The Company sells its products through a network of approximately 160 dealers in over 200 locations in the United States and currently has an additional 15 dealers overseas, primarily in South America and Southeast Asia. Over 85% of this segment's sales in fiscal 1995 were in the United States, primarily in the southeastern and south central states.

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

The Company's Industrial and Power Equipment segment has manufacturing facili-ties in Owatonna, Minnesota; Prentice and Spencer, Wisconsin; Tulsa, Oklahoma; and Zebulon and Union Grove, North Carolina. A majority of the components used in the Company's products are obtained from a number of domestic manufacturers.

Segment results include sales of $20.7 million from Gear Products, Inc. ("Gear"), acquired by the Company early in fiscal 1992, and $12.9 million from CTR Manufacturing, Inc. ("CTR") acquired by the Company in early fiscal 1995. Gear designs, manufactures and distributes rotation bearings and mechanical power transmission components for manufacturers of equipment that serve the utility, man-lift, construction, forestry and marine industries. CTR designs, manufactures and distributes a line of slashers, delimbers, firewood processors and self-propelled carriers that serve the forest products industry.

SPORTING EQUIPMENT

The Company's Sporting Equipment segment manufactures small arms ammunition, reloading equipment, primers, gun care products and accessories. Principal products include CCI and Speer ammunition sold for use by hunters, sportsmen and law enforcement and military personnel; RCBS reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition; Outers gun-care and trap-shooting products; Ram-Line synthetic stocks, Polar Cap scope covers and other shooting sports accessories; and Weaver shooting mounts and scopes. The Company believes that it is a market leader in the domestic gun care and reloading markets with high levels of brand name recognition in each of these areas. The Sporting Equipment segment also produces industrial powerloads which are used in the construction industry to drive fastening pins into metal or concrete.

The market for Sporting Equipment products is characterized by a high degree of customer loyalty to brand names and historically has not been affected by adverse economic conditions. A continuing focus on new and better technologies has enabled the Company to introduce a number of new and improved products in recent years. These products include Blazer aluminum-case ammunition. Up to 15% less expensive than traditional brass-case ammunition, Blazer aluminum-case ammunition is used as training ammunition by numerous law-enforcement agencies located throughout the world. The Company has been successful with the introduction of Gold Dot pistol ammunition, a high performance service round that is used by many major law enforcement agencies. The Company developed its Non-Toxic ammunition, that has a total copper bullet and utilizes a Clean-Fire lead-free primer, in response to concern in the shooting community about exposure to lead and other heavy metals, particularly in indoor ranges.

Principal raw materials include brass, lead, aluminum and powder, which are purchased from several suppliers. The Company manufactures ammunition in Lewiston, Idaho; reloading equipment in Oroville, California; mounts, scopes and gun care equipment in Onalaska, Wisconsin; and shooting accessories in Grand Junction, Colorado.

In the market for small arms ammunition and primers, the Company competes with several larger manufacturers with well established brand names and market share positions. In the segment's other product lines, the Company competes with a number of smaller competitors, none of whom has a dominant market share.

CAPACITY UTILIZATION

Based on an 80-hour work week, the Outdoor Products, Industrial and Power Equipment and Sporting Equipment segments utilized approximately 90%, 84% and 60%, respectively, of their production capacity in fiscal 1995.

BACKLOG

The backlog for each of the Company's business segments as of the end of each of its last four fiscal years was as follows:

                                              Last day of February
                                   --------------------------------------------
                                     1995        1994        1993        1992
                                   --------    --------    --------    --------
                                                  (In thousands)

Outdoor Products                   $ 44,421    $ 36,507    $ 31,369    $ 33,561
Industrial and Power Equipment       74,374      93,794      32,883      20,058
Sporting Equipment                   15,555      16,750       3,048       5,437
                                   --------    --------    --------    --------
                                   $134,350    $147,051    $ 67,300    $ 59,056
                                   ========    ========    ========    ========

The total backlog as of February 28, 1995, is expected to be completed and shipped within fiscal 1996.

ACQUISITIONS AND DISPOSITIONS

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

In March 1991, the Company acquired all the outstanding capital stock of Gear Products, Inc. for cash and notes of $17.4 million. Gear designs and manufactures rotation bearings and mechanical power transmission components for manufacturers of equipment that serve the utility, man-lift, construction, forestry and marine industries. The transaction was accounted for as a purchase.

In May 1991, the Company sold its remaining resource recovery operations consisting principally of two resource recovery facilities. The sales price was approximately $14.5 million in cash. The Company has been released from its contingent liabilities under guarantees with respect to the two facilities.

In fiscal 1993, the Company sold its remaining agri/industrial sites for cash of $.9 million.

In February 1994, the Company adopted a plan to discontinue its construction business through the orderly completion and close-out of the Company's principal domestic and foreign construction projects and the sale of Pozzo Construction Co. ("Pozzo"), the Company's wholly owned subsidiary headquartered in Los Angeles, California. The Company has entered into a letter of intent for the sale of Pozzo and expects the sale to be concluded during the first quarter of fiscal 1996.

In fiscal 1995, the Company acquired all the outstanding capital stock of CTR Manufacturing, Inc., a manufacturer of automated forestry harvesting equipment, and the operating assets of Ram-Line, Inc., a manufacturer of stocks, magazines, lens caps and other products for the shooting sports markets. The purchase price paid for the two businesses was approximately $18.2 million, including notes issued of $7.2 million.

See Note 4 of Notes to Consolidated Financial Statements on pages 26 and 27.

EMPLOYEES

At February 28, 1995, the Company employed approximately 4,600 individuals. None of the Company's employees are unionized. The Company believes its relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency ("EPA") has designated a predecessor of the Company as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin (the "Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by a predecessor of the Company. It is the view of the Company that because its predecessor corporation purchased assets rather than stock, the Company does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. The Company believes the EPA is wrong on the successor liability issue. However, with other PRP's, the Company made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA is proceeding with the clean-up. The estimated past and future clean-up costs are approximately $12 million. In 1989 the EPA named four PRP's. One of the PRP's, the Town of Onalaska (the "Town") and the EPA and State of Wisconsin negotiated a consent decree under which the Town would have been released from future liability in return for paying $110 thousand, granting access to the Site and adjacent properties and performing some future maintenance work. The United States District Court for the District of Wisconsin found, on December 21, 1994, that the settlement was not fair, reasonable or in the public interest, and refused to approve and confirm it as the order of the Court. The Company denies that it is a PRP and is unable to determine any other party's share of total remediation costs. The Company does not know the financial status of the other PRP's and other parties that, while not named by the EPA as PRP's, may have liability with respect to the Site. The Company does not expect the situation to have a material adverse effect on the Company's financial condition or operating results.

The Company is closing a Resource Conservation and Recovery Act ("RCRA") Part B Storage Permit at its Sporting Equipment Division's CCI operations facility in Lewiston, Idaho. As part of the process, the Company is required by the State of Idaho to undertake RCRA corrective action at the facility. This will require the Company to investigate all areas at the facility where solid waste and hazardous waste have historically been managed. The facility has been operating since the 1950s. There are several areas where investigation and sampling are required. In order to effect the investigation, the Company and the State of Idaho entered into an Administrative Consent Order which governs the completion of the corrective action activities. As a result of initial testing, some contamination of the uppermost groundwater beneath the facility has been encountered. This uppermost groundwater is not the drinking water supply source and does not appear to be connected to the drinking water aquifer. Further investigation is ongoing. It is expected that the range of remediation costs is from $2.8 million to $6.2 million. The Company does not expect the situation to have a material adverse effect on its financial condition or operating results beyond amounts accrued.

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

During fiscal 1995, the Company spent an aggregate of approximately $989 thousand on improvements in connection with environmental quality standards. The Company expects to spend approximately $1.6 million, $1.1 million and $874 thousand during fiscal 1996, 1997 and 1998, respectively, on compliance costs.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 11 through 14 and Note 10 of Notes to Consolidated Financial Statements on pages 33 and 34.


ITEM 2.  PROPERTIES

The corporate headquarters of the Company occupies executive offices at 4520 Executive Park Drive, Montgomery, Alabama.

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil and sales and distribution offices are located in Europe and Japan. Lawn mowers and related attachments are manufactured at a plant in Coffeyville, Kansas. Log loaders, feller-bunchers, and accessories for automated forestry equipment are manufactured at plants in Prentice and Spencer, Wisconsin; Zebulon and Union Grove, North Carolina; and Owatonna, Minnesota. Rotation bearings and mechanical power transmission components are manufactured at a plant in Tulsa, Oklahoma. Sporting ammunition, reloading equipment products, gun care equipment, industrial powerloads and shooting sports accessories are manufactured at plants in Lewiston, Idaho; Oroville, California; Onalaska, Wisconsin; and Grand Junction, Colorado.

All of these plants are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. Approximate square footage of principal properties is as follows:

                                           Area in Square Feet
                                           -------------------
                                             Owned      Leased
                                           -------     -------
     Outdoor Products                      894,000     204,000
     Sporting Equipment                    705,000      39,000
     Industrial & Power Equipment          726,000           0
     Corporate Office                      192,000      13,000
                                         ---------     -------
          Total                          2,517,000     256,000
                                         =========     =======


ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 8 of Notes to Consolidated Financial Statements on pages 31 and 32.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table presents for the two years ended the last day of February 1995, the quarterly high and low prices on the American Stock Exchange and cash dividends declared for the Company's Common Stock. The Company had approximately 9,200 shareholders as of April 14, 1995.

                        Class A Common Stock              Class B Common Stock
                  --------------------------      ----------------------------
                  High       Low     Dividend    High       Low       Dividend
- ------------------------------------------------------------------------------
1995
First quarter     $37 7/8   $28 1/8   $ .1250    $36 5/8    $29        $ .1125
Second quarter     41 7/8    35         .1250     41 1/2     36 1/8      .1125
Third quarter      45 3/4    39 3/4     .1250     45         40 3/8      .1125
Fourth quarter     49 1/8    42 5/8     .1425     48 7/8     42 3/4      .1300

1994
First quarter     $16 1/2   $12 1/8   $ .1125    $16 5/8    $12 7/8    $ .1000
Second quarter     16 1/2    13 1/8     .1125     16 3/8     12 3/4      .1000
Third quarter      23 3/8    14 1/2     .1125     23 3/4     14 3/8      .1000
Fourth quarter     32 1/2    22 3/4     .1250     32 1/2     23 3/8      .1125

For information regarding restrictions on the Company's ability to pay cash dividends, see Note 3 of Notes to Consolidated Financial Statements on pages 24 through 26.

For information regarding restrictions on the net assets of foreign subsidiaries, see Note 11 of Notes to Consolidated Financial Statements on pages 35 and 36.

ITEM 6.  SELECTED FINANCIAL DATA

For the years ended the last day of February         1995        1994        1993        1992        1991
Dollar amounts in thousands, except share data
- ---------------------------------------------------------------------------------------------------------
Operating Results:
Sales                                          $  588,419  $  488,045  $  426,492  $  382,352  $  355,012
Operating income from segments                    101,887      73,631      43,404      25,372      28,384
Income (loss) from continuing operations
   before extraordinary gain and cumulative
   effect of accounting changes                    40,090      24,396      11,888      (4,295)        644
Net income(1)                                      40,090      14,080       7,239         683       2,242
Per share:
   Income (loss) from continuing operations
      before extraordinary gain and cumulative
      effect of accounting changes                   3.10        1.92         .97        (.35)        .06
   Net income(1)                                     3.10        1.11         .59         .06         .19
- ---------------------------------------------- ----------- ----------- ----------- ----------- ----------
Year-End Financial Position:
Total assets                                   $  517,788  $  492,901  $  447,151  $  466,243  $  496,319
Working capital                                   122,105     104,346      58,340      63,671      86,911
Property, plant and equipment-gross               279,808     276,116     270,312     265,067     244,672
Property, plant and equipment-net                 134,289     140,422     149,061     154,280     147,274
Long-term debt                                     99,754     107,651      82,046     105,654     124,052
Total debt                                        107,545     109,733      88,143     130,846     144,358
Net debt (total debt less cash, cash
   equivalents and unexpended industrial
   development revenue bond proceeds)
   to total capitalization                          17.7%       20.8%       29.0%       44.1%       40.7%
Shareholders' equity                              203,067     166,853     155,071     151,129     155,409
Current ratio                                    1.7 to 1    1.6 to 1    1.4 to 1    1.4 to 1    1.5 to 1
- ---------------------------------------------- ----------- ----------- ----------- ----------- ----------
Other Data:
Property, plant and equipment additions(2)     $   14,822  $   14,711  $   20,373  $   32,983  $   27,145
Depreciation and amortization                      22,945      22,801      23,361      22,251      17,261
Interest expense, net of interest income            8,846       9,551       9,687      14,384      11,099
Stock price                   Class A high         49 1/8      32 1/2      17          12 7/8      13 3/4
                              Class A low          28 1/8      12 1/8       7           5 3/4       6 7/8
Stock price                   Class B high         48 7/8      32 1/2      16 7/8      14 3/4      14 5/8
                              Class B low          29          12 3/4       7 1/8       5 5/8       7
Per common share dividends    Class A               .5175       .4625         .45         .45         .45
                              Class B               .4675       .4125         .40         .40         .40
Weighted average common shares outstanding     12,931,020  12,730,733  12,283,592  11,958,557  12,000,207
Employees (approximate)                             4,600       4,700       4,800       4,700       4,600
- ---------------------------------------------- ----------- ----------- ----------- ----------- ----------

(1)  Includes income of $6,014 ($.50 per share) representing the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 106 and SFAS No. 109 in 1992 and an extraordinary gain of
$1,205 ($.10 per share) on repurchase of debt in 1991.

(2)  Includes property, plant and equipment of acquired companies at date of purchase of $5,020 in 1995,
$6,034 in 1992 and $4,675 in 1991 and $11,300 resulting from the adoption of SFAS No. 109 in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

OPERATING RESULTS

TOTAL COMPANY

FISCAL 1995 COMPARED TO FISCAL 1994

During fiscal 1995, the Company achieved record sales, operating income from segments and income from continuing operations. Each operating segment continued its trend of strong performance with improved sales and operating income in fiscal 1995 as compared to fiscal 1994. Fiscal 1995 operating income from segments of $101.9 million improved 38% from fiscal 1994 operating income from segments of $73.6 million.

Sales in fiscal 1995 were $588.4 million compared to $488.0 million in fiscal 1994. Income from continuing operations improved to $40.1 million in fiscal 1995, a 64% increase over fiscal 1994. Net income was $40.1 million in fiscal 1995 compared to net income of $14.1 million in fiscal 1994. Fiscal 1994 net income included a loss of $10.3 million from discontinued operations.

Selling, general and administrative expenses were 21% of sales in fiscal 1995 compared to 22% of sales in fiscal 1994. Selling, general and administrative expenses include corporate office expenses of $7.1 million in 1995 and $6.0 million in 1994 for anticipated litigation and settlement costs related to the sale of a former subsidiary.

The Company's total backlog at February 28, 1995, was $134.4 million compared to $147.1 million at February 28, 1994. The backlog at February 28, 1994, was inordinately high as production lagged the market demand.

FISCAL 1994 COMPARED TO FISCAL 1993

Sales in fiscal 1994 were $488.0 million compared to $426.5 million in fiscal 1993. Income from continuing operations improved to $24.4 million in fiscal 1994, more than twice the $11.9 million in fiscal 1993. The improved sales and operating results reflected continued strong performance by each of the Company's manufacturing segments. Net income of $14.1 million in fiscal 1994 compared to net income of $7.2 million in fiscal 1993. Fiscal 1994 and fiscal 1993 net income included losses of $10.3 million and $4.6 million, respectively, from discontinued operations.

Selling, general and administrative expenses increased by $9.9 million in fiscal 1994, principally as a result of accruals for expected legal costs related to the sale of a former subsidiary and management incentive plans resulting from the Company's improved earnings and increased stock price.

Net other expense in fiscal 1994 increased by $2.7 million over fiscal 1993 primarily due to losses resulting from disposals and reductions in carrying value of certain property, plant and equipment.

In February 1994, the Company adopted a plan to discontinue its construction business (see Note 4 of Notes to Consolidated Financial Statements) through the orderly completion and close-out of the Company's principal domestic and foreign construction projects and the sale of Pozzo Construction Company ("Pozzo"), the Company's wholly owned subsidiary headquartered in Los Angeles, California. The

Company expects the sale of Pozzo to be concluded during the first quarter of fiscal 1996. In fiscal 1994, an after-tax loss of $650 thousand was provided for disposal of the construction segment. The results of construction operations are classified as discontinued operations in the Company's consolidated statements of income.

SEGMENTS

FISCAL 1995 COMPARED TO FISCAL 1994

The Company's Outdoor Products segment recorded an excellent performance with record levels of sales and operating income in fiscal 1995. Sales for the Outdoor Products segment were $268.1 million in fiscal 1995 compared to $234.5 million during fiscal 1994. Operating income increased to $49.6 million during fiscal 1995 from $34.0 million in fiscal 1994. The improved results for this segment were primarily due to an increase in sales and operating income of $25.4 million and $12.0 million, respectively, at the Company's Oregon Cutting Systems Division ("Oregon"). This reflects a 7% increase in the sales volume of saw chain and a 12% increase in the sales volume of saw bars, Oregon's two principal products, and higher average selling prices. A significant part of Oregon's operations are conducted in foreign countries, and as a result, fluctuations in exchange rates impact the amount of reported sales, operating margins and the amount of foreign exchange adjustments reflected in income. During fiscal 1995, exchange rates in Canada, Europe and Japan were favorable to Oregon's operating results. Oregon has manufacturing facilities in Brazil whose operations have historically been significantly affected by high inflation, currency devaluation and resulting governmental policies. Official currency exchange rates stabilized in Brazil during the last half of fiscal 1995. Operating income from Brazil was $2.4 million in fiscal 1995 compared to $749 thousand in fiscal 1994. Sales and operating income at other units of the Outdoor Products segment, principally Dixon Industries, Inc., were up by 24% to $42.0 million and 108% to $7.0 million, respectively, in fiscal 1995, principally as a result of higher average selling prices and a 26% increase in the sales volume of riding lawn mowers. The current demand for Oregon's products continues at high levels; therefore, the Company expects another good sales year in fiscal 1996. The Company also expects continued strong sales growth in fiscal 1996 for its riding lawn mower business.

The upward trend of results by the Industrial and Power Equipment segment continued during fiscal 1995. Over a three year span, this segment's sales have more than doubled and operating income has improved to a record $33.0 million from an approximate break-even level in fiscal 1992. Sales for the Industrial and Power Equipment segment were $207.6 million in fiscal 1995 compared to $162.0 million during the prior fiscal year. Operating income was up 35% from $24.5 million in fiscal 1994. The fiscal 1995 improvement in sales and operating income resulted principally from an increase in the volume of forestry and industrial loaders sold, improved operations at Gear Products, Inc., increased average selling prices and the contribution from CTR Manufacturing, Inc. acquired on April 28, 1994 (see Note 4 of Notes to Consolidated Financial Statements), partially offset by higher warranty expenses. Additionally, export sales for this segment continued to grow in fiscal 1995, increasing to $26.6 million from $15.2 million for fiscal 1994. The Company's continued emphasis on expanding international opportunities coupled with the expected strong demand for this segment's products by its principal market, the forest products industry, point to another successful year in fiscal 1996.

For the second consecutive year, the Sporting Equipment segment experienced strong growth in both sales and operating income, with each increasing to record levels in fiscal 1995. Operating income increased by 27% in fiscal 1995 as compared to fiscal 1994 and has almost doubled since fiscal 1993. For fiscal

1995, sales were $112.8 million compared to $91.5 million in fiscal 1994. Operating income was $19.3 million in fiscal 1995 compared to $15.2 million during the prior fiscal year. These improved results reflect increases in volume, principally higher sales of ammunition, reloading equipment, primers and percussion caps, partially offset by a charge of approximately $4.3 million for an environmental matter at this segment's Lewiston, Idaho facility (see Note 8 of Notes to Consolidated Financial Statements). In November 1994, the Company expanded this segment's product line through the acquisition of the operating assets of Ram-Line, Inc. (see Note 4 of Notes to Consolidated Financial Statements). The inclusion of this acquisition's operating results for a full fiscal year plus continued demand for the Company's existing products should lead to another good year in fiscal 1996 for the Sporting Equipment segment, however, this segment is currently encountering a softening of the exceptionally strong demand experienced in fiscal 1995.

FISCAL 1994 COMPARED TO FISCAL 1993

Sales for the Outdoor Products segment in fiscal 1994 were $234.5 million compared to $213.2 million during fiscal 1993. Operating income increased to $34.0 million during fiscal 1994 from $20.6 million in fiscal 1993. The improved results for this segment were primarily due to increased sales and operating income of $15.3 million and $11.6 million, respectively, at Oregon, reflecting an 11% increase in the sales volume of saw chain, Oregon's principal product, and reduced unit costs. Operating income from operations in Brazil was $749 thousand in fiscal 1994 compared to $384 thousand in fiscal 1993. Sales and operating income at other units of the Outdoor Products segment were up by 20% to $33.8 million and 115% to $3.3 million, respectively, in fiscal 1994, principally as a result of higher average selling prices and a 20% increase in the sales volume of riding lawn mowers.

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

Sales for the Sporting Equipment segment were $91.5 million during fiscal 1994 compared to $84.4 million in fiscal 1993. Operating income increased to $15.2 million from $10.0 million during fiscal 1993. The increases in sales and operating income were principally due to improved margins on higher volume and income recognized in fiscal 1994 upon finalizing a license and technical assistance agreement with a foreign company. This agreement is expected to lead to future product sales as well as royalties.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company continues to be in a strong financial position. Growth has been funded entirely through cash generated by operations, and recent acquisitions have been made through use of the Company's cash reserves. In fiscal 1994, the Company issued 9% senior subordinated notes ("the 9% notes") due in 2003 in the principal amount of $100 million and retired $73.6 million 12% subordinated notes. In fiscal 1995, approximately $20 million of the 9% notes were repurchased and retired. Since issuing the 9% notes, the Company discontinued the sale of receivables under a receivable sale agreement with a major bank under which the Company can sell up to $25 million of eligible receivables. In fiscal 1995, the Company (i) replaced its $60 million revolving credit agreement with a new $100 million revolving credit agreement; (ii) extended the term of the $25 million receivable sale agreement until May 1995 and plans to negotiate a replacement agreement; and (iii) has entered into $11.8 million of industrial development revenue bond arrangements. At February 28, 1995, no amounts were outstanding under the $100 million revolving credit agreement. See Note 3 of Notes to Consolidated Financial Statements for a description of the terms and conditions of the 9% notes, the $100 million revolving credit agreement, the receivable sale agreement and the industrial development revenue bonds.

Working capital was $122.1 million at February 28, 1995, compared to $104.3 million at February 28, 1994. The principal reason for this increase was the Company's improved earnings in fiscal 1995. The Company's operating cash flows for fiscal 1995 were $31.6 million compared to $29.2 million in fiscal 1994 and $68.1 million in fiscal 1993. The increased cash flows from operating activities for fiscal 1995 resulted principally from the net income increase of $26.0 million partially offset by cash used for residual construction operations, the settlement of litigation initiated in a prior year and an increase in inventories, primarily due to higher demand. The reduction in operating cash flows in fiscal 1994 as compared to fiscal 1993 was primarily due to the reduced sales of receivables under the receivable sale agreement, higher income tax payments and an increase in inventories in the fourth quarter of fiscal 1994 to meet expected demand early in fiscal 1995. Cash and cash equivalent balances were $42.6 million at February 28, 1995, compared to $52.2 million at February 28, 1994, as the Company's operating cash flows were exceeded by cash expenditures to acquire CTR Manufacturing, Inc. and the operating assets of Ram-Line, Inc., repurchase approximately $20 million of the 9% notes and pay dividends (see Notes 3 and 4 of Notes to Consolidated Financial Statements). The Company believes that its operating cash flows, working capital and unused credit facilities will provide both short-term and long-term liquidity. Additionally, the Company has approximately $10.1 million in unexpended proceeds from industrial development revenue bonds to fund future capital expenditures of certain operations.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blount, Inc. and subsidiaries as of the last day of February 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Atlanta, Georgia
April 10, 1995

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

Seven directors of the Company, not members of management, serve as the Audit Committee of the Board and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee meets with management personnel, the internal auditors and the Company's independent auditors, Coopers & Lybrand, several times each year to consider the results of internal and external audits of the Company and to discuss internal accounting control, auditing and financial reporting matters. At these meetings, the Audit Committee also meets privately with Coopers & Lybrand and the General Auditor of the Company to ensure free access by the independent auditors and internal auditors to the committee.

The Company's independent auditors, Coopers & Lybrand, audited the financial statements prepared by the Company. Their opinion on these statements is presented on page 15.



JOHN M. PANETTIERE                          HAROLD E. LAYMAN
President and                               Senior Vice President and
Chief Executive Officer                     Chief Financial Officer

CONSOLIDATED STATEMENTS OF INCOME
Blount, Inc. and Subsidiaries

For the years ended the last day of February                         1995         1994         1993
- ---------------------------------------------------------------------------------------------------
In thousands, except share data
Sales                                                         $   588,419  $   488,045  $   426,492
Cost of sales                                                     390,818      330,059      299,399
- ------------------------------------------------------------- ------------ ------------ -----------
Gross profit                                                      197,601      157,986      127,093
Selling, general and administrative expenses                      120,681      107,401       97,544
- ------------------------------------------------------------- ------------ ------------ -----------
Income from operations                                             76,920       50,585       29,549
Interest expense                                                  (11,186)     (11,052)     (10,358)
Interest income                                                     2,340        1,501          671
Other expense, net                                                 (2,179)      (4,619)      (1,922)
- ------------------------------------------------------------- ------------ ------------ -----------
Income before income taxes                                         65,895       36,415       17,940
Provision for income taxes                                         25,805       12,019        6,052
- ------------------------------------------------------------- ------------ ------------ -----------
Income from continuing operations                                  40,090       24,396       11,888
- ------------------------------------------------------------- ------------ ------------ -----------
Discontinued operations:
   Loss from operations, net                                                    (9,666)      (4,649)
   Loss on disposal, net                                                          (650)
- ------------------------------------------------------------- ------------ ------------ -----------
   Total loss from discontinued operations                                     (10,316)      (4,649)
- ------------------------------------------------------------- ------------ ------------ -----------
Net income                                                    $    40,090  $    14,080  $     7,239
- ------------------------------------------------------------- ------------ ------------ -----------
Income (loss) per share of common stock:
Income from continuing operations                             $      3.10  $      1.92  $       .97
Discontinued operations                                                           (.81)        (.38)
- ------------------------------------------------------------- ------------ ------------ -----------
Net income                                                    $      3.10  $      1.11  $       .59
- ------------------------------------------------------------- ------------ ------------ -----------
Weighted average number of common
shares outstanding                                             12,931,020   12,730,733   12,283,592
- ------------------------------------------------------------- ------------ ------------ -----------

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Blount, Inc. and Subsidiaries

For the years ended the last day of February                         1995         1994         1993
- ---------------------------------------------------------------------------------------------------
In thousands, except share data
Balance at beginning of period                                $   137,440  $   128,833  $   126,813
Net income                                                         40,090       14,080        7,239
- ------------------------------------------------------------- ------------ ------------ -----------
                                                                  177,530      142,913      134,052
Less cash dividends declared:
   Class A Common stock - $.5175 per share in 1995,
   $.4625 per share in 1994 and $.45 per share in 1993              4,356        3,695        3,470

   Class B Common stock - $.4675 per share in 1995,
   $.4125 per share in 1994 and $.40 per share in 1993              1,914        1,778        1,749
- ------------------------------------------------------------- ------------ ------------ -----------
Balance at end of period                                      $   171,260  $   137,440  $   128,833
- ------------------------------------------------------------- ------------ ------------ -----------

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Blount, Inc. and Subsidiaries

As of the last day of February                                                    1995         1994
- ---------------------------------------------------------------------------------------------------
In thousands, except share data
Assets
- ---------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents, including short-term
   investments of $39,458 and $48,810                                      $    42,576  $    52,213
   Accounts receivable, net of allowances for
   doubtful accounts of $2,611 and $2,238                                      130,665      134,458
   Inventories                                                                  77,075       60,180
   Deferred income taxes                                                        25,068       17,742
   Other current assets                                                         16,153       12,812
- -------------------------------------------------------------------------- ------------ -----------
      Total current assets                                                     291,537      277,405
Property, plant and equipment, net of accumulated
depreciation of $145,519 and $135,694                                          134,289      140,422
Cost in excess of net assets of acquired businesses, net                        68,762       60,171
Other assets                                                                    23,200       14,903
- -------------------------------------------------------------------------- ------------ -----------
Total Assets                                                               $   517,788  $   492,901
- -------------------------------------------------------------------------- ------------ -----------
Liabilities and Shareholders' Equity
- -------------------------------------------------------------------------- ------------ -----------
Current liabilities:
   Notes payable and current maturities of long-term debt                  $     7,791  $     2,082
   Accounts payable                                                             64,793       74,267
   Accrued expenses                                                             92,190       83,757
   Billings in excess of costs and recognized profits
   on uncompleted contracts                                                      4,658       12,953
- -------------------------------------------------------------------------- ------------ -----------
      Total current liabilities                                                169,432      173,059
Long-term debt, exclusive of current maturities                                 99,754      107,651
Deferred income taxes, exclusive of current portion                             19,214       13,499
Other liabilities                                                               26,321       31,839
- -------------------------------------------------------------------------- ------------ -----------
      Total liabilities                                                        314,721      326,048
- -------------------------------------------------------------------------- ------------ -----------
Commitments and Contingent Liabilities
- -------------------------------------------------------------------------- ------------ -----------
Shareholders' equity:
   Common stock: par value $1.00 per share (see Note 5 for
   voting rights by class);
      Class A: 8,562,786 and 8,273,035 shares issued                             8,563        8,273
      Class B, convertible: 4,030,424 and 4,178,197 shares issued                4,030        4,178
   Capital in excess of par value of stock                                      10,964        9,515
   Retained earnings                                                           171,260      137,440
   Accumulated translation adjustment                                            8,250        7,447
- -------------------------------------------------------------------------- ------------ -----------
      Total shareholders' equity                                               203,067      166,853
- -------------------------------------------------------------------------- ------------ -----------
Total Liabilities and Shareholders' Equity                                 $   517,788  $   492,901
- -------------------------------------------------------------------------- ------------ -----------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount, Inc. and Subsidiaries

For the years ended the last day of February                         1995         1994         1993
- ---------------------------------------------------------------------------------------------------
In thousands
Cash flows from operating activities:
Net income                                                    $    40,090  $    14,080  $     7,239
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation, amortization and other noncash charges            23,539       23,435       24,537
   Deferred income taxes                                           (1,251)     (15,031)      (8,558)
   Loss on disposals of property, plant and equipment                 441        3,349        1,482
   Changes in assets and liabilities, net of effects
   of acquisitions of businesses:
      Increase (decrease) in aggregate balance
      of accounts receivable sold                                              (17,637)       3,637
      Decrease in accounts receivable                               5,517        1,135        2,684
      (Increase) decrease in inventories                          (12,991)      (4,280)       9,569
      (Increase) decrease in other assets                          (2,599)      12,337          140
      Increase (decrease) in accounts payable                      (9,906)       7,975        2,929
      Increase in accrued expenses                                  1,829       12,750        8,074
      Increase (decrease) in other liabilities                    (13,100)      (8,946)      16,402
- ------------------------------------------------------------- ------------ ------------ -----------
   Net cash provided by operating activities                       31,569       29,167       68,135
- ------------------------------------------------------------- ------------ ------------ -----------
Cash flows from investing activities:
Proceeds from sales of businesses and property, plant
and equipment                                                       2,930        3,916       11,129
Purchases of property, plant and equipment                         (9,769)     (14,605)     (17,965)
Acquisitions of businesses                                        (10,150)
- ------------------------------------------------------------- ------------ ------------ -----------
   Net cash used in investing activities                          (16,989)     (10,689)      (6,836)
- ------------------------------------------------------------- ------------ ------------ -----------
Cash flows from financing activities:
Net reduction in short-term borrowings                               (478)      (2,246)     (15,903)
Issuance of long-term debt                                         11,800       97,327
Reduction of long-term debt                                       (20,508)     (75,325)     (29,615)
Increase in restricted funds                                      (10,095)
Dividends paid                                                     (6,270)      (5,473)      (5,219)
Issuance of stock under stock option and dividend
reinvestment plans                                                  1,334        1,729          529
- ------------------------------------------------------------- ------------ ------------ -----------
   Net cash provided by (used in) financing activities            (24,217)      16,012      (50,208)
- ------------------------------------------------------------- ------------ ------------ -----------
Net increase (decrease) in cash and cash equivalents               (9,637)      34,490       11,091
- ------------------------------------------------------------- ------------ ------------ -----------
Cash and cash equivalents at beginning of period                   52,213       17,723        6,632
- ------------------------------------------------------------- ------------ ------------ -----------
Cash and cash equivalents at end of period                    $    42,576  $    52,213  $    17,723
- ------------------------------------------------------------- ------------ ------------ -----------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL STOCK ACCOUNTS
Blount, Inc. and Subsidiaries

                                                 Common Stock       Capital   Accumulated
                                              -----------------   In Excess   Translation   Treasury
In thousands                                   Class A  Class B      of Par    Adjustment      Stock
- ---------------------------------------------------------------------------------------------------
Balance, February 29, 1992                    $ 7,651  $ 4,376     $ 5,072       $ 7,642     $ (425)
Conversion of Class B Common Stock
  into Class A Common Stock                        35      (35)
Exercise of employee stock options                 51        5         416
Issuance of shares under dividend
  reinvestment plan                                 6                   51
Aggregate adjustment resulting from
  translation of foreign currency statements                                        (407)
Issuance of shares to employee benefit plan       141                1,234                      425
- --------------------------------------------- -------- ----------- ------------- ----------- ------
Balance, February 28, 1993                      7,884    4,346       6,773         7,235          0
Conversion of Class B Common Stock
  into Class A Common Stock                       168     (168)
Exercise of employee stock options                142                1,511
Issuance of shares under dividend
  reinvestment plan                                 5                   71
Aggregate adjustment resulting from
  translation of foreign currency statements                                         212
Issuance of shares to employee benefit plan        74                1,160
- --------------------------------------------- -------- ----------- ------------- ----------- ------
Balance, February 28, 1994                      8,273    4,178       9,515         7,447          0
Conversion of Class B Common Stock
  into Class A Common Stock                       148     (148)
Exercise of employee stock options                133                1,110
Issuance of shares under dividend
  reinvestment plan                                 3                   88
Aggregate adjustment resulting from
  translation of foreign currency statements                                         803
Issuance of shares to employee benefit plan         6                  251
- --------------------------------------------- -------- ----------- ------------- ----------- ------
Balance, February 28, 1995                    $ 8,563  $ 4,030     $10,964       $ 8,250     $    0
- --------------------------------------------- -------- ----------- ------------- ----------- ------

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Blount, Inc. and Subsidiaries

NOTE 1:
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:
The consolidated financial statements include the accounts of Blount, Inc. and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications:
Certain amounts in the 1994 and 1993 financial statements and notes to consolidated financial statements have been reclassified to conform with the 1995 presentation.

Cash and cash equivalents:
The Company considers all highly liquid temporary cash investments that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates to be cash equivalents.

Checks in transit are classified as accounts payable to the extent the aggregate of such checks exceeds available cash balances not temporarily invested. Checks classified as accounts payable were $6.2 million and $5.5 million as of the last day of February 1995 and 1994. All other checks in transit are recorded as reductions of cash.

Inventories:
Inventories are stated at the lower of first-in, first-out cost or market.

Property, plant and equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases which are essentially installment purchases are capitalized, with the related obligations stated at the principal portion of future lease payments. Depreciation charged to costs and expenses was $19.8 million, $19.9 million and $20.5 million in 1995, 1994 and 1993.

Interest cost incurred during the period of construction of plant and equipment is capitalized. The interest cost capitalized on plant and equipment was minimal in 1995 and 1994 and $620 thousand in 1993.

Cost in excess of net assets of acquired businesses:
The excess cost is being amortized by the straight-line method over periods ranging from 30 to 40 years. Accumulated amortization was $17.4 million and $15.3 million as of the last day of February 1995 and 1994. The excess cost is evaluated for impairment based on the historic and estimated future profitability of the business units to which it relates. Adjustments to carrying value are made if required.

Insurance accruals:
It is the Company's policy to retain a portion of expected losses related to workers' compensation and general, product and vehicle liability through large deductibles under its insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

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

Foreign exchange forward contracts are recorded in the Company's balance sheet at fair value as other current assets or accrued expenses. Changes in fair values are recognized as other expense or income in the period in which the changes occur (see Note 9 of Notes to Consolidated Financial Statements).

Foreign exchange adjustments, including gains or losses on foreign exchange forward contracts, reduced pretax income by $662 thousand, $484 thousand and $340 thousand in 1995, 1994 and 1993.

Revenue recognition:
The Company's policy is to record sales as orders are shipped.

Research and development:
Expenditures for research and development are expensed as incurred. These costs were $7.7 million, $7.0 million and $6.9 million for 1995, 1994 and 1993.

Net income per common share:
Net income per common share is based on the weighted average number of common and common equivalent shares (stock options and performance shares) outstanding in each period.

NOTE 2:
INCOME TAXES

The provision for income taxes attributable to continuing operations is as follows:

For the years ended the last day of February     1995        1994        1993
- -----------------------------------------------------------------------------
In thousands
Current provision:
   Federal                                  $  18,739   $  17,657   $   3,385
   State                                        3,518         400         114
   Foreign                                      5,159       8,993       9,851
Deferred provision (benefit):
   Federal                                     (1,048)    (13,234)     (6,314)
   State                                                               (1,000)
   Foreign                                       (563)     (1,797)         16
- -----------------------------------------------------------------------------
                                            $  25,805   $  12,019   $   6,052
- -----------------------------------------------------------------------------
A reconciliation of the provision for income taxes attributable to continuing operations to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is as follows:

For the years ended the last day of February     1995        1994        1993
- -----------------------------------------------------------------------------
In thousands
Income before income taxes:
   Domestic                                 $  55,973   $  16,518   $     673
   Foreign                                      9,922      19,897      17,267
- -----------------------------------------------------------------------------
                                            $  65,895   $  36,415   $  17,940
- -----------------------------------------------------------------------------
                                                    %           %           %
Statutory tax rate                               35.0        35.0        34.0
Impact of earnings of foreign operations         (1.0)        (.1)       10.7
State income taxes, net of federal
tax benefit                                       3.5         1.1        (4.9)
Adjustments to prior year estimates                          (4.3)       (5.5)
Permanent differences between book
bases and tax bases                               1.7         1.3        (1.8)
Other items, net                                                          1.2
- -----------------------------------------------------------------------------
Effective income tax rate                        39.2        33.0        33.7
- -----------------------------------------------------------------------------

All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

As of the last day of February 1995 and 1994, deferred income tax assets were $37.7 million and $30.8 million and deferred income tax liabilities were $31.8 million and $26.5 million. Deferred income taxes applicable to principal temporary differences are as follows:

For the years ended the last day of February                 1995        1994
- -----------------------------------------------------------------------------
In thousands
Property, plant and equipment basis differences         $  18,584   $  20,611
Employee benefits                                         (11,999)    (14,288)
Other accrued expenses                                    (19,716)    (15,832)
Other - net                                                 7,277       5,266
- -----------------------------------------------------------------------------
                                                        $  (5,854)  $  (4,243)
- -----------------------------------------------------------------------------

Deferred income taxes of approximately $1.9 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $23.1 million as the earnings are considered to be permanently reinvested.

The Company has settled its issues with the Internal Revenue Service through the 1990 fiscal year with no material adverse effect on the Company. The years 1991 through 1995 are still open for review.


NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt consists of the following:

As of the last day of February                               1995        1994
- -----------------------------------------------------------------------------
In thousands
9% subordinated notes                                   $  80,050   $ 100,000
Industrial Development Revenue Bonds payable,
maturing between 1996 and 2014, interest at varying
rates (approximately 4.3% at February 28, 1995)            16,741       5,288
Other long-term debt, interest from 8% to 10%,
payable in installments to 1997                             8,953       1,582
Lease purchase obligations, interest at varying
rates, payable in installments to 2000                      1,143       1,727
- -----------------------------------------------------------------------------
                                                          106,887     108,597
Less current maturities                                    (7,133)       (946)
- -----------------------------------------------------------------------------
                                                        $  99,754   $ 107,651
- -----------------------------------------------------------------------------

Maturities of long-term debt and the principal and interest payments on capital leases are as follows:

Fiscal Year                                        Capital Leases
                                            ---------------------       Total
In thousands                       Debt     Principal    Interest    Payments
- -----------------------------------------------------------------------------
1996                          $   7,133      $   332       $  88    $   7,553
1997                              3,194          347          65        3,606
1998                                781          433          20        1,234
1999                                372           24           2          398
2000                                345            7                      352
2001 and beyond                  95,062                                95,062
- -----------------------------------------------------------------------------
                              $ 106,887      $ 1,143       $ 175    $ 108,205
- -----------------------------------------------------------------------------

In December 1994, the Company replaced its three-year $60 million revolving credit agreement expiring in December 1995 with a new five-year $100 million revolving credit agreement expiring December 1999 with a group of five banks. At February 28, 1995, no amounts were outstanding under the $100 million agreement. The $100 million agreement provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates may vary based on cash flow and leverage ratios or, at the Company's irrevocable option, the debt rating for senior unsecured long-term debt of the Company. In addition, a commitment fee which varies to a maximum of 1/2% is charged on the total commitment. The new agreement contains covenants relating to liens, subsidiary debt, transactions with affiliates, acquisitions, consolidations, mergers and sales of assets, and requires the Company to maintain certain specified debt-to-equity and fixed charge coverage ratios.

During fiscal 1995, the Company entered into four industrial development revenue bond arrangements to finance future capital expenditures. The related variable rate bonds of $11.8 million issued by the governmental units are due in fiscal 2005 and are recorded as long-term debt. The proceeds from the bonds are held in trust and released as qualified capital expenditures are made. At February 28, 1995, $10.1 million was held in trust and is included in "Other assets" in the Company's consolidated balance sheet.

In July 1993, the Company issued 9% senior subordinated notes ("the 9% notes") in the principal amount of $100 million maturing on June 15, 2003. During fiscal 1995, the Company repurchased approximately $20 million of its 9% subordinated notes with no material gain or loss. The 9% notes are redeemable at the election of the Company, in whole or in part, at any time on or after June 15, 1998, initially at 103 3/8% of the principal amount and thereafter at prices declining to par on June 15, 2001. The 9% notes were issued under an indenture ("the indenture") between the Company and a major bank as trustee.
The indenture restricts the Company's ability to incur additional debt, pay dividends, make certain investments, dispose of assets, create liens on assets and merge or consolidate with another entity. The majority of the net proceeds from the 9% notes was used to retire the Company's 12% subordinated notes in the principal amount of $73.6 million with no material gain or loss. During fiscal 1993, the Company repurchased $4.6 million of the 12% subordinated notes with no material gain or loss.

In November 1991, the Company entered into an agreement with a major bank under which it has the right to sell, on a limited recourse basis, up to $25 million of undivided interests in a pool of eligible accounts receivable. The purchaser's level of investment is subject to change based on the level of eligible receivables. This agreement expired in December 1994 and was extended until May 1995. The Company plans to negotiate a replacement agreement. During fiscal 1994, the Company discontinued the sale of receivables under this agreement and, since that time, there have been no sales of receivables under this agreement. Other expense, net includes expenses of approximately $170 thousand, $405 thousand and $878 thousand in 1995, 1994 and 1993 related to this agreement.

Under the most restrictive debt requirement, retained earnings of approximately $40.0 million were available for the payment of dividends at February 28, 1995.

At February 28, 1995 and 1994, the Company had borrowings of $658 thousand and $1.1 million outstanding under uncommitted short-term foreign lines of credit with a weighted average interest rate of 10.3% and 5.1%, respectively.


NOTE 4:
ACQUISITIONS AND DISPOSALS

In April 1994, the Company acquired all the outstanding capital stock of CTR Manufacturing, Inc. ("CTR"). CTR manufactures automated forestry harvesting equipment. In November 1994, the Company acquired the operating assets of Ram-Line, Inc. ("Ram-Line"), a manufacturer of stocks, magazines, lens caps and other products for the shooting sports market. The purchase price paid for the two businesses was approximately $18.2 million, including notes issued of $7.2 million. Both transactions have been accounted for by the purchase method and, accordingly, the net assets and results of operations of the acquired businesses have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over 40 years. The Company's consolidated results of operations for 1995 and 1994 would not have been materially different from reported amounts if the acquisitions had occurred at the beginning of either year. The combined sales and pretax income of CTR and Ram-Line for their most recent fiscal years prior to acquisition were approximately $17.1 million and $1.6 million, respectively.

In February 1994, the Company adopted a plan to discontinue its construction business through the orderly completion and close-out of the Company's principal domestic and foreign construction projects ("the projects") and the sale of Pozzo Construction Co. ("Pozzo"), the Company's wholly owned subsidiary headquartered in Los Angeles, California. In March 1994, the Company entered into an agreement with Caddell Construction Co., Inc. ("Caddell") under which Caddell provides the consulting and construction management services necessary to complete the projects and acquired the Company's right to use the name "Blount" in the construction business for a period of years. As of February 28, 1995, the remaining projects encompassed by the agreement with Caddell have a remaining contract value of approximately $23.7 million and are expected to be completed within one year. Although Caddell actively manages the projects, the Company remains subject to the inherent risks associated with a general construction contractor. The Company generally participates in future profits of the projects and remains responsible for substantially all losses, if any, in excess of agreed upon estimates of final project profit or loss. The Company has entered into a letter of intent for the sale of Pozzo and expects the sale to be concluded during the first quarter of fiscal 1996.

In fiscal 1994, a provision for loss of $650 thousand (after tax benefits of $350 thousand) was recorded for disposal of the construction segment, which is reflected as discontinued operations in the accompanying consolidated statements of income. Results of the discontinued operations are summarized as follows (in thousands):

For the years ended the last day of February     1995         1994        1993
- ------------------------------------------------------------------------------
Revenues                                    $ 125,208    $ 210,090   $ 265,177
Cost of revenues                              117,898      216,935     261,066
- ------------------------------------------------------------------------------
Gross profit (loss)                             7,310       (6,845)      4,111
Selling, general and administrative
  expenses                                     (4,070)      (8,093)    (11,454)
Other income - net                                320           67         299
- ------------------------------------------------------------------------------
Income (loss) before income taxes               3,560      (14,871)     (7,044)
Provision (benefit) for income taxes            1,246       (5,205)     (2,395)
- -------------------------------------------------------------------------------
Net income (loss)                           $   2,314    $  (9,666)  $  (4,649)
- ------------------------------------------------------------------------------

As the provision for loss on disposal of the construction segment recorded in fiscal 1994 includes estimates of that segment's operating results until its final termination, the above 1995 net income of $2.3 million has no impact on the Company's fiscal 1995 statement of income. The 1994 loss before taxes of $14.9 million is net of income of approximately $7.3 million from a less than majority-owned foreign joint venture. Distributions to the Company from this joint venture were approximately $21.2 million during fiscal 1994. In early fiscal 1996, the final distribution of $4.9 million was received from this joint venture.

The principal assets and liabilities of the discontinued operations included in the Company's consolidated balance sheets are as follows (in thousands):

As of the last day of February                               1995        1994
- -----------------------------------------------------------------------------
Accounts receivable                                     $  45,706   $  59,265
Other current assets                                       11,911       7,922
Other assets                                                5,203       6,013
Accounts payable                                          (24,588)    (38,503)
Accrued expenses                                          (12,578)    (11,106)
Other current liabilities                                  (4,659)    (13,015)
Other liabilities                                          (2,849)     (7,312)


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

The Company has granted options to purchase its Class A Common Stock to certain officers and key employees under a non-qualified plan approved in 1994 and a qualified Incentive Stock Option Plan ("ISOP") approved in 1992. The non-qualified plan terminates in January 2004 and provides for granting of options for up to 400,000 shares with an option price not less than fair market value at the time of grant. The ISOP terminates in January 2002 and provides for the granting of options for up to 750,000 shares with an option price not less than fair market value at the time of grant. The options granted are exercisable for a period of up to ten years under both plans. As of the last day of February 1995 and 1994, there were options for 1,667 shares and 41,667 shares available for grant under the non-qualified plan and 23,600 shares and 38,700 shares available for grant under the ISOP. At February 28, 1995, options for 207,303 shares were exercisable. Changes with respect to options for each of the last three years are as follows (in thousands, except per share prices):

                                           1995                      1994                      1993
                         ----------------------    ----------------------    ----------------------
                                Average   Total           Average   Total           Average   Total
                                    Per  Option               Per  Option               Per  Option
                         Shares   Share   Price    Shares   Share   Price    Shares   Share   Price
                         ----------------------    ----------------------    ----------------------
Outstanding,
beginning of period      948    $16.68  $15,812    729    $ 8.46  $ 6,160    649    $ 8.23  $ 5,346
   Options granted       149     45.26    6,740    393     28.46   11,193    188      9.37    1,761
   Options exercised    (132)     8.43   (1,115)  (142)     9.14   (1,294)   (54)     8.56     (469)
   Options cancelled     (94)     7.63     (716)   (32)     7.67     (247)   (54)     8.84     (478)
                         ------ ------- -------    ------ ------- -------    ------ ------- -------
Outstanding, end
of period                871    $23.79  $20,721    948    $16.68  $15,812    729    $ 8.46  $ 6,160
                         ------ ------- -------    ------ ------- -------    ------ ------- -------


NOTE 6:
PENSION PLANS

The Company maintains funded, non-contributory, trusteed, defined benefit pension plans covering the majority of the domestic employees of the Company and certain subsidiaries. In addition, the Company sponsors certain supplemental defined benefit plans and employees of certain foreign operations participate in local plans.

The formulas of defined benefit plans generally base pension benefits paid to retired employees upon their length of service and a percentage of average compensation during the years of employment. The plans' assets are invested principally in equity funds, bond funds, and temporary cash investments. The actuarial method used for financial reporting purposes is the projected unit credit method. The components of pension expense for Company-sponsored defined benefit plans for each of the last three years were (in thousands):
                                                1995        1994        1993
- ----------------------------------------------------------------------------
Service cost-benefits earned                $  3,830    $  3,814    $  3,743
Interest cost                                  5,086       4,649       4,211
Actual return on plan assets                    (691)     (2,462)     (2,404)
Net amortization and deferral                 (2,418)        345         817
- ----------------------------------------------------------------------------
                                            $  5,807    $  6,346    $  6,367
- ----------------------------------------------------------------------------

The Company's general funding policy for qualified plans is to fund amounts deductible for income tax purposes. Supplemental non-qualified plans are not funded and benefit payments are made as they become due. The funded status of qualified and non-qualified defined benefit plans as of the last day of February 1995 and 1994 was as follows (in thousands):

                                                                   1995                         1994
                                             --------------------------- ---------------------------
                                             Assets Exceed   Accumulated Assets Exceed   Accumulated
                                               Accumulated      Benefits   Accumulated      Benefits
                                                  Benefits Exceed Assets      Benefits Exceed Assets
- ----------------------------------------------------------------------------------------------------
Actuarial present value of projected
benefit obligation:
   Vested                                         $ 41,824     $  3,014       $ 41,465     $  3,501
   Nonvested                                         1,737          138          2,061           41
- ------------------------------------------------- ------------ -------------- ------------ ---------
   Accumulated benefit obligation                   43,561        3,152         43,526        3,542
   Effect of projected compensation increases       19,987          762         18,698          618
- ------------------------------------------------- ------------ -------------- ------------ ---------
   Projected benefit obligation                     63,548        3,914         62,224        4,160
Plan assets at fair value                           57,499           85         49,424           85
- ------------------------------------------------- ------------ -------------- ------------ ---------
Projected benefit obligation
   greater (less) than plan assets                   6,049        3,829         12,800        4,075
Unrecognized transition asset (obligation)             838         (575)         1,065         (655)
Unrecognized prior service liability                (3,335)        (376)        (4,596)        (573)
Unrecognized net gain (loss)                        (6,568)         399         (6,005)         200
- ------------------------------------------------- ------------ -------------- ------------ ---------
Net accrued (prepaid) pension cost                $ (3,016)    $  3,277       $  3,264     $  3,047
- ------------------------------------------------- ------------ -------------- ------------ ---------


The weighted average rate assumptions used in 1995, 1994 and 1993 to determine pension expense and related pension obligations for domestic and foreign defined benefit plans were as follows:

                                                 1995        1994        1993
- -----------------------------------------------------------------------------
Discount rate                                    8.5%        7.6%        8.6%
Rate of increase in compensation levels          4.3%        4.4%        5.3%
Expected long-term rate of return on
plan assets                                      8.7%        8.6%        9.0%
- -----------------------------------------------------------------------------

The Company's share of unfunded liability, if any, related to multi-employer pension plans is not determinable.

The Company provides a defined contribution 401(k) plan to the majority of domestic employees and matches a portion of employee contributions. The expense was $2.1 million, $1.9 million and $1.8 million in 1995, 1994 and 1993.


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

Net periodic postretirement benefit expense for 1995, 1994 and 1993 consisted of the following components (in thousands):


                                                  1995       1994       1993
- ----------------------------------------------------------------------------
Service cost-benefits earned                  $    299   $    284   $    275
Interest cost                                    1,223      1,406      1,200
Actual return on plan assets                       (33)      (125)      (215)
Net amortization and deferral                      (49)        47        (31)
- ----------------------------------------------------------------------------
                                              $  1,440   $  1,612   $  1,229
- ----------------------------------------------------------------------------



The accumulated postretirement benefit obligation for the funded plan was $2.5 million and $2.4 million as of the last day of February 1995 and 1994. A reconciliation of the accumulated postretirement benefit obligation to the accrued liability included in the Company's balance sheets as of the last day of February 1995 and 1994 follows (in thousands):


                                                             1995       1994
- ----------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                              $ 11,234   $ 10,640
   Fully eligible active plan participants                  1,788      2,740
   Other active plan participants                           2,369      3,641
- ----------------------------------------------------------------------------
                                                           15,391     17,021
Plan assets at fair value                                   2,171      2,650
- ----------------------------------------------------------------------------
Postretirement benefits in excess of assets                13,220     14,371
Unrecognized net gain (loss)                               (1,263)    (3,086)
- ----------------------------------------------------------------------------
Accrued postretirement benefit cost                      $ 11,957   $ 11,285
- ----------------------------------------------------------------------------



The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8 1/2% in 1995 and 1993 and 7 1/2% in 1994. The expected long-term rate of return on plan assets was 8 3/4% in 1995 and 1994 and 9 1/4% in 1993. An 11% annual rate of increase in the cost of health care benefits was assumed for 1995; the rate was assumed to decrease 1% per year until 5% is reached and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of February 28, 1995, by 9.3% and the aggregate of the service and interest cost components of net periodic expense for 1995 by 10.7%.

NOTE 8:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in one to seven years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of February 28, 1995, are as follows (in thousands): 1996--$4,692; 1997--$3,342; 1998--$1,626; 1999--$1,161; 2000--$554
and 2001 and beyond--$861. Rentals charged to costs and expenses under cancelable and noncancelable lease arrangements were $5.2 million, $5.7 million and $5.1 million for 1995, 1994 and 1993.

The United States Environmental Protection Agency ("EPA") has designated a predecessor of the Company as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin (the "Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by a predecessor of the Company. It is the view of the Company that because its predecessor corporation purchased assets rather than stock, the Company does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. The Company believes the EPA is wrong on the successor liability issue. However, with other PRP's, the Company made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA is proceeding with the clean-up. The estimated past and future clean-up costs are approximately $12 million. In 1989 the EPA named four PRP's. One of the PRP's, the Town of Onalaska (the "Town") and the EPA and State of Wisconsin negotiated a consent decree under which the Town would have been released from future liability in return for paying $110 thousand, granting access to the Site and adjacent properties and performing some future maintenance work. The United States District Court for the District of Wisconsin found, on December 21, 1994, that the settlement was not fair, reasonable or in the public interest, and refused to approve and confirm it as the order of the Court. The Company denies that it is a PRP and is unable to determine any other party's share of total remediation costs. The Company does not know the financial status of the other PRP's and other parties that, while not named by the EPA as PRP's, may have liability with respect to the Site. The Company does not expect the situation to have a material adverse effect on the Company's financial condition or operating results.

The Company is closing a Resource Conservation and Recovery Act ("RCRA") Part B Storage Permit at its Sporting Equipment Division's CCI operations facility in Lewiston, Idaho. As part of the process, the Company is required by the State of Idaho to undertake RCRA corrective action at the facility. This will require the Company to investigate all areas at the facility where solid waste and hazardous waste have historically been managed. The facility has been operating since the 1950s. There are several areas where investigation and sampling are required. In order to effect the investigation, the Company and the State of Idaho entered into an Administrative Consent Order which governs the completion of the corrective action activities. As a result of initial testing, some contamination of the uppermost groundwater beneath the facility has been encountered. This uppermost groundwater is not the drinking water supply source and does not appear to be connected to the drinking water aquifer. Further investigation is ongoing. It is expected that the range of remediation costs is from $2.8 million to $6.2 million. The Company does not expect the situation to have a material adverse effect on its financial condition or operating results beyond amounts accrued.

The Company is a defendant in a number of product liability lawsuits, some of which seek significant or unspecified damages, involving serious personal injuries for which there are large deductible amounts under the Company's insurance programs. In addition, the Company is a party to a number of other suits arising out of the conduct of its business. While there can be no assurance as to their ultimate outcome, the Company does not believe these lawsuits will have a material adverse effect on its financial condition or operating results.

The Company's contingencies include normal liabilities for performance and completion of its remaining construction contracts. At February 28, 1995, the Company had outstanding bank letters of credit in the approximate amount of $20.2 million issued principally in connection with various foreign construction contracts for which the Company is contingently liable to the issuing banks in the event payment is demanded by the holder.


NOTE 9:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

At February 28, 1995, approximately 66% of the Company's accounts receivable arose from manufacturing operations with the remainder resulting principally from the Company's discontinued construction operations. The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world. Accounts receivable from manufacturing customers are principally from service and dealer groups, distributors and chainsaw manufacturers, and are generally not collateralized. The Company's remaining construction receivables are primarily from customers within the United States and Kuwait. At February 28, 1995, approximately 58% of accounts receivable from construction activities was from governmental entities with the balance principally from customers in private industry. Construction related accounts receivable are generally larger and from a smaller base of customers than those from manufacturing operations.

From February 1994 until March 1995, the Company entered into foreign exchange forward contracts to reduce the effect of exchange rate fluctuations on anticipated future foreign currency cash flows. As these contracts did not qualify for hedge accounting treatment, gains or losses on the contracts were recorded in income as exchange rates fluctuated. In March 1995, the Company entered into contracts which offset its exposure under all outstanding foreign exchange forward contracts. At February 28, 1995 and 1994, foreign exchange forward contracts of $51.0 million and $23.4 million were outstanding.

The estimated fair values of certain of the Company's financial instruments are as follows (in thousands):

As of the last day of February                                      1995                    1994
- ------------------------------------------------------------------------------------------------
                                                    Carrying        Fair    Carrying        Fair
                                                      Amount       Value      Amount       Value
                                                   ---------   ---------   ---------   ---------
Cash and short-term investments                    $  42,576   $  42,576   $  52,213   $  52,213
Other current assets (foreign exchange
   forward contracts)                                    119         119           5           5
Other assets (principally notes receivable)            1,675       1,675       3,012       3,301
Notes payable and long-term debt (see Note 3)       (107,545)   (106,957)   (109,733)   (113,295)
Accrued expenses (foreign exchange
   forward contracts)                                   (932)       (932)       (139)       (139)

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


NOTE 10:
SEGMENT INFORMATION

The Company's business consists of three segments: outdoor products, industrial and power equipment and sporting equipment. Identifiable assets consist of those assets used by the segments; corporate assets consist principally of cash and temporary investments, deferred income taxes and property, plant and equipment used by the corporate office.

In 1995, 1994 and 1993, no customer accounted for more than 10% of consolidated sales.

Information on Geographic Areas
For the years ended the last day of February     1995        1994        1993
- -----------------------------------------------------------------------------
In thousands
Sales:
   United States                            $ 493,293   $ 383,329   $ 318,380
   Outside United States                       95,126     104,716     108,112
- -----------------------------------------------------------------------------
                                            $ 588,419   $ 488,045   $ 426,492
- -----------------------------------------------------------------------------
Operating income:
   United States                            $  91,950   $  52,750   $  24,568
   Outside United States                        9,937      20,881      18,836
- -----------------------------------------------------------------------------
      Operating income from segments        $ 101,887   $  73,631   $  43,404
- -----------------------------------------------------------------------------
Identifiable assets:
   United States                            $ 422,017   $ 391,260   $ 328,450
   Outside United States                       95,771     101,641     118,701
- -----------------------------------------------------------------------------
                                            $ 517,788   $ 492,901   $ 447,151
- -----------------------------------------------------------------------------

Included in United States sales were export sales of $94.3 million, $54.5 million and $39.9 million in 1995, 1994 and 1993. As a result of a contract manufacturing agreement with a subsidiary, sales of approximately $35 million, recorded as foreign sales in prior years, are classified as export sales in fiscal 1995.

Information on Segments
For the years ended the last day of February     1995        1994        1993
- -----------------------------------------------------------------------------
In thousands
Sales:
   Outdoor products                         $ 268,110   $ 234,502   $ 213,196
   Industrial and power equipment             207,556     162,026     128,912
   Sporting equipment                         112,753      91,517      84,384
- -----------------------------------------------------------------------------
                                            $ 588,419   $ 488,045   $ 426,492
- -----------------------------------------------------------------------------
Operating income:
   Outdoor products                         $  49,583   $  33,974   $  20,611
   Industrial and power equipment              32,987      24,503      12,843
   Sporting equipment                          19,317      15,154       9,950
- -----------------------------------------------------------------------------
   Operating income from segments             101,887      73,631      43,404
   Corporate office expenses                  (24,967)    (23,046)    (13,855)
- -----------------------------------------------------------------------------
   Income from operations                      76,920      50,585      29,549
   Interest expense                           (11,186)    (11,052)    (10,358)
   Interest income                              2,340       1,501         671
   Other expense, net                          (2,179)     (4,619)     (1,922)
- -----------------------------------------------------------------------------
   Income before income taxes               $  65,895   $  36,415   $  17,940
- -----------------------------------------------------------------------------



Identifiable assets:
   Outdoor products                         $ 199,489   $ 202,671   $ 201,824
   Industrial and power equipment              82,959      69,230      67,799
   Sporting equipment                          71,777      59,152      48,621
   Corporate office                           100,743      88,648      38,865
   Discontinued operations                     62,820      73,200      90,042
- -----------------------------------------------------------------------------
                                            $ 517,788   $ 492,901   $ 447,151
- -----------------------------------------------------------------------------
Depreciation and amortization:
   Outdoor products                         $  13,771   $  14,511   $  14,653
   Industrial and power equipment               3,820       3,616       3,770
   Sporting equipment                           3,774       3,594       3,685
   Corporate office                             1,580       1,080       1,253
- -----------------------------------------------------------------------------
                                            $  22,945   $  22,801   $  23,361
- -----------------------------------------------------------------------------
Capital expenditures:
   Outdoor products                         $   4,939   $   5,335   $  15,743
   Industrial and power equipment               4,917         698       2,123
   Sporting equipment                           4,578       1,377       1,425
   Corporate office                               254       7,029         420
- -----------------------------------------------------------------------------
                                            $  14,688   $  14,439   $  19,711
- -----------------------------------------------------------------------------

NOTE 11:
SUPPLEMENTAL INFORMATION

The following balance sheet captions are comprised of the items specified below:

As of the last day of February                               1995          1994
- -------------------------------------------------------------------------------
In thousands
Accounts receivable:
   Trade accounts and other                             $  89,790     $  84,635
   Billings on construction contracts:
      Current                                              32,029        37,527
      Retainage estimated to be collected
        within one year                                    11,457        14,534
   Allowance for doubtful accounts                         (2,611)       (2,238)
- -------------------------------------------------------------------------------
                                                        $ 130,665     $ 134,458
- -------------------------------------------------------------------------------
Inventories:
   Finished goods                                       $  35,769     $  27,169
   Work in process                                         14,075        13,329
   Raw materials and supplies                              27,231        19,682
- -------------------------------------------------------------------------------
                                                        $  77,075     $  60,180
- -------------------------------------------------------------------------------
Property, plant and equipment:
   Land                                                 $   6,575     $   6,506
   Buildings and improvements                              82,948        80,948
   Machinery and equipment                                153,617       146,449
   Furniture, fixtures and office equipment                21,892        28,036
   Transportation equipment                                11,083        11,582
   Construction in progress                                 3,693         2,595
   Accumulated depreciation                              (145,519)     (135,694)
- -------------------------------------------------------------------------------
                                                        $ 134,289     $ 140,422
- -------------------------------------------------------------------------------
Accounts payable:
   Trade accounts and other                             $  58,301     $  62,196
   Retainage estimated to be paid within one year           6,492        12,071
- -------------------------------------------------------------------------------
                                                        $  64,793     $  74,267
- -------------------------------------------------------------------------------
Accrued expenses:
   Salaries, wages and related withholdings             $  25,033     $  19,777
   Employee benefits                                        5,707        15,049
   Casualty insurance costs                                15,240        12,453
   Income taxes payable                                     6,327         8,232
   Other                                                   39,883        28,246
- -------------------------------------------------------------------------------
                                                        $  92,190     $  83,757
- -------------------------------------------------------------------------------
Other liabilities:
   Employee benefits                                    $  21,215     $  20,534
   Casualty insurance costs                                 3,749         8,276
   Other                                                    1,357         3,029
- --------------------------------------------------------------------------------
                                                        $  26,321     $  31,839
- --------------------------------------------------------------------------------

At February 28, 1995, the Company's manufacturing operation in Canada had net assets of $10.7 million which were subject to withdrawal restrictions resulting from a financing agreement. The majority of this amount was invested in property, plant and equipment.

Advertising costs were $10.6 million, $8.9 million and $7.0 million for 1995, 1994 and 1993.


Supplemental cash flow information is as follows (in thousands):

                                                     1995       1994       1993
- -------------------------------------------------------------------------------
Interest paid                                    $ 10,328   $ 12,121   $ 11,203
Income taxes paid                                  27,968     18,572      7,193
Capital lease obligations incurred                     34        106      2,408
Issuance of Company stock to employee
  benefits plan                                       257      1,234      1,800
Acquisitions of businesses (see Note 4):
   Fair value of assets acquired                   22,556
   Liabilities assumed and incurred               (12,406)
   Cash paid                                       10,150
- -------------------------------------------------------------------------------

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(unaudited)

The following table sets forth a summary of the quarterly results of operations for the two years ended the last day of February 1995.

In thousands,            First      Second       Third      Fourth      Fiscal
except share data       Quarter     Quarter     Quarter     Quarter   Year Total
- --------------------------------------------------------------------------------
1995

Sales                  $ 145,684   $ 138,781   $ 157,459   $ 146,495   $ 588,419
Gross profit              48,519      47,094      52,963      49,025     197,601
Net income                 9,008       9,699      12,336       9,047      40,090
Net income per share         .70         .75         .95         .70        3.10

The first and third quarters include after-tax charges of $2.4 million ($.18 per share) and $2.3 million ($.18 per share), respectively, for anticipated litigation and settlement costs related to the sale of a former subsidiary. The third and fourth quarters include after-tax charges of $1.3 million ($.10 per share) each for an environmental matter at the Company's Sporting Equipment segment's Lewiston, Idaho facility.

In thousands,            First      Second       Third      Fourth      Fiscal
except share data       Quarter     Quarter     Quarter     Quarter   Year Total
- --------------------------------------------------------------------------------
1994

Sales                  $ 117,386   $ 118,454   $ 128,030   $ 124,175   $ 488,045
Gross profit              35,432      37,963      42,800      41,791     157,986
Net income                 1,207       2,534       6,671       3,668      14,080
Net income per share         .10         .20         .52         .29        1.11

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





ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the "Directors", "Executive Officers" and "Filing Disclosure" sections of the proxy statement for the June 26, 1995, Annual Meeting of Stockholders of Blount, Inc., which sections are incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

See the "Executive Compensation and Other Information" section of the proxy statement for the June 26, 1995, Annual Meeting of Stockholders of Blount, Inc., which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the "Principal Stockholders" section of the proxy statement for the June 26, 1995, Annual Meeting of Stockholders of Blount, Inc., which section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the "Certain Transactions and Other Matters" section of the proxy statement for the June 26, 1995, Annual Meeting of Stockholders of Blount, Inc., which section is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                     Reference
                                                                     ---------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                   15

     Consolidated Statements of Income for the years
     ended the last day of February 1995, 1994 and 1993                  17

     Consolidated Statements of Retained Earnings for the
     years ended the last day of February 1995, 1994 and 1993            17

     Consolidated Balance Sheets as of the last day of
     February 1995 and 1994                                              18

     Consolidated Statements of Cash Flows
     for the years ended the last day of
     February 1995, 1994 and 1993                                        19

     Consolidated Statements of Changes in Capital Stock
     Accounts for the years ended the last day of
     February 1995, 1994 and 1993                                        20

     Notes to Consolidated Financial Statements                       21 - 36

     Supplementary Data                                                  37

     (2) Schedules for the years ended the last day of February 1995, 1994 and 1993 *

               II.  Valuation and qualifying accounts                    43

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

     10(a) The Insurance Agreements with the following individuals which were filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-28-83, are incorporated herein by reference:

              (i)  Winton M. Blount
             (ii)  Frank H. McFadden

     10(b) The Supplemental Retirement and Disability Plan which was filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-29-92, is incorporated herein by reference.

     10(c) A written description of the Management Incentive Plan which was filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-28-83, is incorporated herein by reference.

     10(d) The Supplemental Retirement Savings Plan which was filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-29-92, is incorporated herein by reference.

     10(e) Stock Purchase Agreement between BI Holdings Corp. ("Seller") and Mercury Stainless Corp. ("Buyer"), Amendments No. 1 and No. 2 to the Stock Purchase Agreement, and Guaranty dated August 17, 1988, made by Blount, Inc., which were filed as exhibits to the Blount, Inc. Form 8-K dated November 1, 1988, are incorporated herein by reference.

     10(f) The Insurance Agreements with the following individual which was filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-28-91, is incorporated herein by reference:

              (i)  Duncan J. McInnes

     10(g) The Supplemental Executive Retirement Plans with the following individuals which were filed as an exhibit to the Blount, Inc. Form 10-K for the fiscal year ended 2-28-91, are incorporated herein by reference:

              (i)  Winton M. Blount
             (ii)  Frank H. McFadden

     10(h) The 1992 Blount Incentive Stock Option Plan which was filed as Exhibit A to the Blount, Inc. Proxy Statement for the Annual Meeting of Stockholders held June 22, 1992, is incorporated herein by reference.

     10(i) The $25,000,000 Receivable Purchase Agreement which was filed as an exhibit to the Blount, Inc., Form 10-K for the fiscal year ended 2-29-92, is incorporated herein by reference.

     10(j) Stock Purchase Agreement between Blount, Inc. ("Buyer") and Simon United States Holding, Inc. ("Seller") which was filed as an exhibit to the Blount, Inc., Form 10-K for the fiscal year ended 2-29-92, is incorporated herein by reference.

     10(k) The Supplemental Executive Retirement Plan with John M. Panettiere which was filed as an exhibit to the Blount, Inc., Form 10-K for the fiscal year ended 2-28-93, is incorporated herein by reference.

     10(l) The 1994 Blount Executive Stock Option Plan filed as Exhibit A to the Blount, Inc. Proxy Statement for the Annual Meeting of Stockholders held June 27, 1994, is incorporated herein by reference.

     10(m) The Blount, Inc. Executive Management Target Incentive Plan filed as Exhibit B to the Blount, Inc. Proxy Statement for the Annual Meeting of Stockholders held June 27, 1994, is incorporated herein by reference.

     10(n) Amendments number 1 and 2 to the $25,000,000 Receivable Credit Agreement which were filed as an exhibit to the Blount, Inc., Form 10-K for the fiscal year ended 2-28-94, is incorporated herein by reference.

     10(o) The 1995 Blount Long-Term Stock Option Plan filed as Exhibit A to the Blount, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held June 26, 1995, is incorporated herein by reference.

     10(p)  The employment agreement with John M. Panettiere. *

     10(q)  The employment agreement with Harold E. Layman. *

     10(r)  The employment agreement with Duncan J. McInnes. *

     10(s)  The employment agreement with James S. Osterman. *

     10(t)  The employment agreement with Donald B. Zorn. *

     10(u)  The employment agreement with Thomas J. Fruechtel. *

     10(v)  The Supplemental Executive Retirement Plan with Donald B. Zorn. *

     10(w)  The Blount, Inc. $100 Million Revolving Credit Agreement. *

11.  Computation of net income per common share included herein on page 44.

13. The 1995 Annual Report to Stockholders of Blount, Inc. and the Proxy Statement have not been sent to the stockholders of Blount, Inc., and are to be furnished subsequent to the filing of this Form 10-K.

21. A list of the significant subsidiaries of Blount, Inc. included herein on page 45.

23.  Consent of Independent Accountants included herein on page 46.

27.  Financial Data Schedule.

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

Dated:  May 3, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 3, 1995


/s/ Winton M. Blount                    /s/ James W. Hargrove
Winton M. Blount                        James W. Hargrove
Chairman of the Board                   Director
and Director

/s/ W. Houston Blount                   /s/ Mary D. Nelson
W. Houston Blount                       Mary D. Nelson
Director                                Director

/s/ R. Eugene Cartledge                 /s/ John M. Panettiere
R. Eugene Cartledge                     John M. Panettiere
Director                                President and Chief Executive
                                        Officer and Director

/s/ C. Todd Conover                     /s/ Arthur P. Ronan
C. Todd Conover                         Arthur P. Ronan
Director                                Director

/s/ H. Corbin Day                       /s/ Joab L. Thomas
H. Corbin Day                           Joab L. Thomas
Director                                Director

/s/ Herbert J. Dickson                  /s/ Rodney W. Blankenship
Herbert J. Dickson                      Rodney W. Blankenship
Director                                Chief Accounting Officer

/s/ Alfred M. Gleason
Alfred M. Gleason
Director