Form 10-Q
period 1995-05-31
BLOUNT INC
filed 1995-07-12
CIK 12707

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                          ------------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1995

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

                                (334) 244-4000
             (Registrant's telephone number, including area code)

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
      Class of Common Stock                               May 31, 1995
      ---------------------                             -----------------
Class A Common Stock $1.00 Par Value                    8,646,149 shares
Class B Common Stock $1.00 Par Value                    3,978,492 shares

BLOUNT, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        May 31, 1995 and February 28, 1995                   3

     Consolidated Statements of Income -
        three months ended May 31, 1995                      4

     Consolidated Statements of Cash Flows -
        three months ended May 31, 1995                      5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                    9

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    12

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                         May 31,    February 28,
                                                          1995         1995
                                                       ----------    ----------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
     Cash and cash equivalents, including short-term
         investments of $38,731 and $39,458              $ 42,945    $ 42,576
     Accounts receivable, net of allowances for
         doubtful accounts of $2,672 and $2,611           129,371     130,665
     Inventories                                           75,212      77,075
     Deferred income taxes                                 25,030      25,068
     Other current assets                                   6,357      16,153
                                                         --------    --------
                      Total current assets                278,915     291,537
Property, plant and equipment, net of accumulated
     depreciation of $147,024 and $145,519                126,306     134,289
Cost in excess of net assets of acquired
     businesses, net                                       67,770      68,762
Other assets                                               26,777      23,200
                                                         --------    --------
Total Assets                                             $499,768    $517,788
                                                         ========    ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
     Notes payable and current maturities of
         long-term debt                                  $  5,611    $  7,791
     Accounts payable                                      39,695      64,793
     Accrued expenses                                      93,117      92,190
     Other current liabilities                              2,687       4,658
                                                         --------    --------
                      Total current liabilities           141,110     169,432
Long-term debt, exclusive of current maturities            97,170      99,754
Deferred income taxes, exclusive of current portion        19,075      19,214
Other liabilities                                          26,144      26,321
                                                         --------    --------
                      Total liabilities                   283,499     314,721
                                                         --------    --------
Commitments and Contingent Liabilities
Shareholders' equity:
     Common Stock: par value $1.00 per share
         Class A: 8,646,149 and 8,562,786 shares issued     8,646       8,563
         Class B, convertible: 3,978,492 and 4,030,424
             shares issued                                  3,979       4,030
     Capital in excess of par value of stock               11,209      10,964
     Retained earnings                                    183,794     171,260
     Accumulated translation adjustment                     8,641       8,250
                                                         --------    --------
                      Total shareholders' equity          216,269     203,067
                                                         --------    --------
Total Liabilities and Shareholders' Equity               $499,768    $517,788
                                                         ========    ========

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
                                                    Three months ended May 31,
                                                    --------------------------
                                                       1995           1994
                                                    -----------    -----------
                                                           (Unaudited)
Sales                                               $   164,189    $   145,684
Cost of sales                                           109,137         97,165
                                                    -----------    -----------
Gross profit                                             55,052         48,519
Selling, general and
   administrative expenses                               28,751         30,266
                                                    -----------    -----------
Income from operations                                   26,301         18,253
Interest expense                                         (2,653)        (2,838)
Interest income                                             610            452
Other expense, net                                         (459)          (853)
                                                    -----------    -----------
Income before income taxes                               23,799         15,014
Provision for income taxes                                9,520          6,006
                                                    -----------    -----------
Net income                                          $    14,279    $     9,008
                                                    ===========    ===========
Net income per common share                         $      1.10    $       .70
                                                    ===========    ===========
Weighted average number of
   common shares outstanding                         12,954,389     12,853,894
                                                    ===========    ===========
Cash dividends declared
   per share:
      Class A Common Stock                          $     .1425    $     .1250
                                                    ===========    ===========
      Class B Common Stock                          $     .1300    $     .1125
                                                    ===========    ===========


The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                      Three months ended May 31,
                                                      --------------------------
                                                           1995        1994
                                                         --------    --------
                                                             (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                            $ 14,279    $  9,008
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                    5,603       5,811
      Deferred income taxes                                  (101)      2,112
      Loss on disposals of property, plant and equipment      (14)         27
      Changes in assets and liabilities, net of effects
         of acquisitions of business:
            (Increase) decrease in accounts receivable     (7,340)      8,690
            Decrease in inventories                         1,683       1,030
            (Increase) decrease in other assets             5,148      (6,214)
            Decrease in accounts payable                  (17,292)    (10,571)
            Increase (decrease) in accrued expenses         1,427      (2,821)
            Decrease in other liabilities                    (547)     (1,786)
                                                         --------    --------
      Net cash provided by operating activities             2,846       5,286
                                                         --------    --------
Cash Flows From Investing Activities:
   Proceeds from sales of businesses and property,
      plant and equipment                                   4,987         347
   Purchases of property, plant and equipment              (1,816)     (1,405)
   Acquisitions of businesses                                          (5,053)
                                                         --------    --------
      Net cash provided by (used in)
         investing activities                               3,171      (6,111)
                                                         --------    --------
Cash Flows From Financing Activities:
   Net increase in short-term borrowings                       60          26
   Reduction of long-term debt                             (4,824)     (6,789)
   Decrease in restricted funds                               584
   Dividends paid                                          (1,745)     (1,505)
   Issuance of stock under stock option and
      dividend reinvestment plans                             277         361
                                                         --------    --------
      Net cash used in financing activities                (5,648)     (7,907)
                                                         --------    --------

   Net increase (decrease) in cash and cash equivalents       369      (8,732)
   Cash and cash equivalents at beginning of period        42,576      52,213
                                                         --------    --------
   Cash and cash equivalents at end of period            $ 42,945    $ 43,481
                                                         ========    ========


The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 31, 1995 and the results of operations and cash flows for the period ended May 31, 1995. These financial statements should be read in conjunction with the notes to the financial statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1995. The results of operations for the period ended May 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year, due to the seasonal nature of certain of the Company's operations.


NOTE 2  Inventories consist of the following (in thousands):

                                                 May 31,      February 28,
                                                  1995            1995
                                              ------------    ------------
         Finished goods                         $ 33,573        $ 35,769
         Work in process                          14,266          14,075
         Raw materials and supplies               27,373          27,231
                                                --------        --------
                                                $ 75,212        $ 77,075
                                                ========        ========


NOTE 3 The principal assets and liabilities of the discontinued construction operations included in the Company's consolidated balance sheets are as follows (in thousands):

                                                 May 31,      February 28,
                                                  1995            1995
                                              ------------    ------------

         Accounts receivable                    $ 28,138        $ 45,706
         Other current assets                      4,416          11,911
         Other assets                              3,847           5,203
         Accounts payable                        (12,170)        (24,588)
         Accrued expenses                        (11,731)        (12,578)
         Other current liabilities                (2,687)         (4,659)
         Other liabilities                        (2,560)         (2,849)


During the first quarter of fiscal 1996, the Company sold Pozzo Construction Company, part of its remaining discontinued construction operations, and its Injection Molding Metal Products operations, headquartered in Oregon. The transactions were not material to the Company's financial condition or operating results.


NOTE 4 The Company's $25 million receivable sale agreement (see Note 3 to the Consolidated Financial Statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1995) expired in December 1994 and has been extended until June 30, 1995. The Company plans to negotiate a replacement agreement.

At May 31, 1995 and February 28, 1995, $9.5 million and $10.1 million, representing the unexpended proceeds from issues of industrial development revenue bonds in fiscal 1995, was held in trust and is included in "Other assets" in the Company's consolidated balance sheets.


NOTE 5 The United States Environmental Protection Agency ("EPA") has designated a predecessor of the Company as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin (the "Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by a predecessor of the Company. It is the view of the Company that because its predecessor corporation purchased assets rather than stock, the Company does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. The Company believes the EPA is wrong on the successor liability issue. However, with other PRP's, the Company made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA is proceeding with the clean-up. The estimated past and future clean-up costs are approximately $12 million. In 1989 the EPA named four PRP's. One of the PRP's, the Town of Onalaska (the "Town") and the EPA and State of Wisconsin negotiated a consent decree under which the Town would have been released from future liability in return for paying $110 thousand, granting access to the Site and adjacent properties and performing some future maintenance work. The United States District Court for the District of Wisconsin found, on December 21, 1994, that the settlement was not fair, reasonable or in the public interest, and refused to approve and confirm it as the order of the Court. The Company denies that it is a PRP and is unable to determine any other party's share of total remediation costs. The Company does not know the financial status of the other PRP's and other parties that, while not named by the EPA as PRP's, may have liability with respect to the Site. The Company does not expect the situation to have a material adverse effect on the Company's financial condition or operating results.

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

The Company's contingencies include normal liabilities for performance and completion of its remaining construction contracts. At May 31, 1995, the Company had outstanding bank letters of credit in the approximate amount of $17.3 million issued principally in connection with various foreign construction contracts for which the Company is contingently liable to the issuing banks in the event payment is demanded by the holder.

See Notes 4 and 8 to the Consolidated Financial Statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1995 for other commitments and contingencies of the Company which have not changed significantly since year-end.


NOTE 6  Segment information is as follows (in thousands):

                                               Three Months
                                               Ended May 31,
                                            -------------------
                                              1995       1994
                                            --------   --------
Sales:
   Outdoor products                         $ 76,693   $ 68,520
   Industrial and power equipment             57,849     52,297
   Sporting equipment                         29,647     24,867
                                            --------   --------
                                            $164,189   $145,684
                                            ========   ========
Operating income:
   Outdoor products                         $ 15,856   $ 10,052
   Industrial and power equipment              9,895      7,827
   Sporting equipment                          4,695      4,671
                                            --------   --------
Operating income from segments                30,446     22,550
Corporate office expenses                     (4,145)    (4,297)
                                            --------   --------
   Income from operations                     26,301     18,253
Interest expense                              (2,653)    (2,838)
Interest income                                  610        452
Other expense, net                              (459)      (853)
                                            --------   --------
Income before income taxes                  $ 23,799   $ 15,014
                                            ========   ========


NOTE 7 Income taxes paid during the three months ended May 31, 1995 and 1994 were $3.2 million and $5.2 million. Interest paid during the three months ended May 31, 1995 and 1994 was $696 thousand and $494 thousand.


NOTE 8 Net income per common share is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

The Company reported record first quarter sales and net income for the three months ended May 31, 1995. Sales for the first quarter of fiscal 1996 were $164.2 million compared to $145.7 million for the first quarter of fiscal 1995. Net income for the first quarter of fiscal 1996 was $14.3 million ($1.10 per share) compared to net income of $9.0 million ($.70 per share) for the comparable period of fiscal 1995. These operating results reflect continued strong performance by each of the Company's manufacturing segments. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's 1995 Form 10-K and 1995 Annual Report to Shareholders.

Sales for the Outdoor Products segment for the first three months of fiscal 1996 were $76.7 million compared to $68.5 million during the first three months of fiscal 1995. Operating income increased by 58% to $15.9 million during the first quarter of fiscal 1996 from $10.1 million in the comparable period of the prior fiscal year. The sales and operating income increases were principally attributable to a higher volume of saw chain and saw bars sold in foreign markets by the Company's Oregon Cutting Systems Division and a 16% increase in the volume of riding lawn mowers shipped by Dixon Industries, Inc.

Sales for the Industrial and Power Equipment segment were $57.8 million during the first quarter of fiscal 1996 compared to $52.3 million during the same period of fiscal 1995. Operating income increased to $9.9 million during the first three months of fiscal 1996 from $7.8 million during the comparable period of fiscal 1995. The improved operating results were principally due to the inclusion of CTR Manufacturing, Inc., acquired on April 28, 1994, for the full quarter in the current year and improved sales and operating income by the Company's Gear Products, Inc. subsidiary, primarily due to higher volume.

Sales for the Sporting Equipment segment increased to $29.6 million in the first three months of fiscal 1996 from $24.9 million in the comparable period of fiscal 1995, while operating income was flat at $4.7 million during the first quarter of fiscal 1996. These results reflect lower margins due to reduced average selling prices to maintain market share and some increase in product costs, and a small loss from the Company's Ram-Line unit acquired late in fiscal 1996.

The Company's total backlog at May 31, 1995 was $125.0 million compared to $134.4 million at February 28, 1995. Orders received increased during the first quarter of this year over last year to $170 million versus $163 million and production levels increased, as reflected in the higher shipping levels.


Financial Condition, Liquidity and Capital Resources

At May 31, 1995, the Company had no amounts outstanding under its $100 million revolving credit agreement or its $25 million receivable sale agreement. The Company's total capitalization at May 31, 1995 consists of $97.2 million long-term debt and equity of $216.3 million for a long-term debt to equity ratio of .4 to 1 as compared to a ratio of .5 to 1 at February 28, 1995. At May 31, 1995, the Company had 9% subordinated notes outstanding in the principal amount of $80.1 million maturing in 2003. See Note 3 of Notes to the Consolidated Financial Statements included in Blount, Inc.'s 1995 Annual Report to Shareholders for the terms and conditions of the $100 million revolving credit agreement, the receivable sale agreement and the 9% subordinated notes.

Working capital was $137.8 million at May 31, 1995 compared to $122.1 million at February 28, 1995. The increase resulted principally from the Company's improved earnings. The Company's operating cash flows for the first three months of fiscal 1996 were $2.8 million compared to $5.3 million in the first three months of fiscal 1995. This decrease reflects higher receivables at each manufacturing segment principally due to higher sales and marketing programs. Cash flows from discontinued construction operations were substantially offset by higher corporate expenditures due to the timing of management incentive payments, higher charitable contributions which were accrued in the prior year and increased payments to employee benefit plans.

Restrictions on the Company's ability to pay cash dividends are contained in the indenture related to the Company's 9% subordinated notes and in certain financial covenants of the revolving credit agreement. Under the most restrictive requirement, retained earnings of approximately $45.7 million were available for the payment of dividends at May 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT, INC.
- ----------------------
     Registrant





Date:  July 12, 1995                           /s/ Harold E. Layman
                                          --------------------------------
                                                   Harold E. Layman
                                               Senior Vice President &
                                               Chief Financial Officer