Form 10-Q
period 1995-08-31
BLOUNT INC
filed 1995-10-13
CIK 12707

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                            ------------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1995

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

                 Yes  X                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
      Class of Common Stock                             August 31, 1995
      ---------------------                             ----------------
Class A Common Stock $1.00 Par Value                    8,734,239 shares
Class B Common Stock $1.00 Par Value                    3,950,726 shares

BLOUNT, INC. AND SUBSIDIARIES

INDEX

                                                         Page No.
                                                       ------------

Part I.  Financial Information

     Consolidated Balance Sheets -
        August 31, 1995 and February 28, 1995                3

     Consolidated Statements of Income -
        three months and six months ended
        August 31, 1995 and 1994                             4

     Consolidated Statements of Cash Flows -
        six months ended August 31, 1995 and 1994            5

     Notes to Consolidated Financial Statements              6

     Management's Discussion and Analysis                   10

     Exhibit 11 - Computation of Net Income
        Per Common Share                                    13

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                        August 31,  February 28,
                                                           1995        1995
                                                        ----------  ------------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
     Cash and cash equivalents, including short-term
         investments of $60,160 and $39,458              $ 62,865     $ 42,576
     Accounts receivable, net of allowances for
         doubtful accounts of $2,753 and $2,611           110,513      130,665
     Inventories                                           74,927       77,075
     Deferred income taxes                                 25,056       25,068
     Other current assets                                   4,844       16,153
                                                         --------     --------
                      Total current assets                278,205      291,537
Property, plant and equipment, net of accumulated
     depreciation of $151,427 and 145,519                 124,093      134,289
Cost in excess of net assets of acquired
     businesses, net                                       67,232       68,762
Other assets                                               23,902       23,200
                                                         --------     --------
Total Assets                                             $493,432     $517,788
                                                         ========     ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
     Notes payable and current maturities of
         long-term debt                                  $  5,648     $  7,791
     Accounts payable                                      41,294       64,793
     Accrued expenses                                      75,760       92,190
     Other current liabilities                              1,248        4,658
                                                         --------     --------
                      Total current liabilities           123,950      169,432
Long-term debt, exclusive of current maturities            96,745       99,754
Deferred income taxes, exclusive of current portion        19,111       19,214
Other liabilities                                          26,127       26,321
                                                         --------     --------
                      Total liabilities                   265,933      314,721
                                                         --------     --------
Commitments and Contingent Liabilities
Shareholders' equity:
     Common Stock: par value $1.00 per share
         Class A: 8,734,239 and 8,562,786 shares issued     8,734        8,563
         Class B, convertible: 3,950,726 and 4,030,424
             shares issued                                  3,951        4,030
     Capital in excess of par value of stock               12,676       10,964
     Retained earnings                                    193,866      171,260
     Accumulated translation adjustment                     8,272        8,250
                                                         --------     --------
                      Total shareholders' equity          227,499      203,067
                                                         --------     --------
Total Liabilities and Shareholders' Equity               $493,432     $517,788
                                                         ========     ========

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                 Three months ended       Six months ended
                                     August 31,              August 31,
                               ----------------------   ----------------------
                                  1995        1994        1995        1994
                               ----------  ----------   ----------  ----------
                                    (Unaudited)              (Unaudited)
Sales                          $  147,166  $  138,781   $  311,355  $  284,465
Cost of sales                      98,414      91,687      207,551     188,852
                               ----------  ----------   ----------  ----------
Gross profit                       48,752      47,094      103,804      95,613
Selling, general and
   administrative expenses         28,849      29,324       57,600      59,590
                               ----------  ----------   ----------  ----------
Income from operations             19,903      17,770       46,204      36,023
Interest expense                   (2,646)     (2,816)      (5,299)     (5,654)
Interest income                       900         569        1,510       1,021
Other income (expense), net         1,001         211          542        (642)
                               ----------  ----------   ----------  ----------
Income before income taxes         19,158      15,734       42,957      30,748
Provision for income taxes          7,336       6,035       16,856      12,041
                               ----------  ----------   ----------  ----------
Net income                     $   11,822  $    9,699   $   26,101  $   18,707
                               ==========  ==========   ==========  ==========
Net income per common share    $      .91  $      .75   $     2.01  $     1.45
                               ==========  ==========   ==========  ==========
Weighted average number of
   common shares outstanding   12,985,920  12,906,796   12,981,804  12,874,564
                               ==========  ==========   ==========  ==========
Cash dividends declared
   per share:
      Class A Common Stock     $    .1425  $    .1250   $    .2850  $    .2500
                               ==========  ==========   ==========  ==========
      Class B Common Stock     $    .1300  $    .1125   $    .2600  $    .2250
                               ==========  ==========   ==========  ==========


The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                     Six months ended August 31,
                                                     ---------------------------
                                                           1995         1994
                                                         --------     --------
                                                             (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                            $ 26,101     $ 18,707
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                   11,086       11,570
      Deferred income taxes                                   (91)       2,999
      Loss on disposals of property, plant and equipment      117          218
      Changes in assets and liabilities, net of effects
         of businesses acquired and sold:
            Decrease in accounts receivable                11,458        7,776
            (Increase) decrease in inventories              1,968       (1,591)
            (Increase) decrease in other assets             8,485       (4,497)
            Decrease in accounts payable                  (15,693)     (10,862)
            Decrease in accrued expenses                  (15,345)      (2,985)
            Decrease in other liabilities                  (2,599)      (6,779)
                                                         --------     --------
      Net cash provided by operating activities            25,487       14,556
                                                         --------     --------
Cash Flows From Investing Activities:
   Proceeds from sales of businesses and property,
      plant and equipment                                   4,765        2,882
   Purchases of property, plant and equipment              (4,355)      (3,973)
   Acquisitions of businesses                                           (5,103)
                                                         --------     --------
      Net cash provided by (used in)
         investing activities                                 410       (6,194)
                                                         --------     --------
Cash Flows From Financing Activities:
   Net increase (reduction) in short-term borrowings          107         (404)
   Reduction of long-term debt                             (5,259)     (12,383)
   Decrease in restricted funds                             1,235
   Dividends paid                                          (3,495)      (3,018)
   Issuance of stock under stock option and
      dividend reinvestment plans                           1,804          522
                                                         --------     --------
      Net cash used in financing activities                (5,608)     (15,283)
                                                         --------     --------

   Net increase (decrease) in cash and cash equivalents    20,289       (6,921)
   Cash and cash equivalents at beginning of period        42,576       52,213
                                                         --------     --------
   Cash and cash equivalents at end of period            $ 62,865     $ 45,292
                                                         ========     ========


The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at August 31, 1995 and the results of operations and cash flows for the periods ended August 31, 1995 and 1994. These financial statements should be read in conjunction with the notes to the financial statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1995. The results of operations for the periods ended August 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full fiscal year, due to the seasonal nature of certain of the Company's operations.


NOTE 2 On August 17, 1995, the Company entered into a Plan and Agreement of Merger (the "Plan") among HBC, Incorporated [now by change of name Blount International, Inc. ("BII")], HBC Transaction Subsidiary, Inc. ("Subsidiary"), a wholly-owned subsidiary of BII, and the Company providing for the merger of Subsidiary with and into the Company. The Company will be the surviving corporation in the merger and following the merger will conduct its business as a wholly-owned subsidiary of BII. The obligations of the Company including the 9% Senior Subordinated Notes due 2003 will remain obligations of the Company. BII is now owned by the Company's Chairman of the Board, Winton M. Blount, and members of his family and presently holds the controlling interest in the Company. In the proposed transaction, stockholders are to receive shares in BII in exchange for their shares of Company common stock. Immediately following the transaction, the equity ownership of BII will exactly mirror the current equity ownership of the Company. The Plan also provides for an exchange ratio of 3 shares of BII Class A Common Stock for 2 shares of Company Class A Common Stock and 3 shares of BII Class B Common Stock for 2 shares of Company Class B Common Stock. Upon completion of the transaction, BII shares will be publicly traded. A listing has been applied for on the New York Stock Exchange. The transaction is subject to approval by the stockholders of the Company at a meeting to be held on November 3, 1995. A proxy statement has been mailed to each Blount, Inc. stockholder describing the transaction and the matter to be voted on at this meeting. BII filed a Form S-4 registration statement with the Securities and Exchange Commission on October 3, 1995 for the shares to be issued in the proposed transaction.


NOTE 3  Inventories consist of the following (in thousands):

                                               August 31,     February 28,
                                                  1995            1995
                                              ------------    ------------
         Finished goods                         $ 32,500        $ 35,769
         Work in process                          13,116          14,075
         Raw materials and supplies               29,311          27,231
                                                --------        --------
                                                $ 74,927        $ 77,075
                                                ========        ========

NOTE 4 The principal assets and liabilities of the discontinued construction operations included in the Company's consolidated balance sheets are as follows (in thousands):

                                               August 31,     February 28,
                                                  1995            1995
                                              ------------    ------------

         Accounts receivable                    $ 19,856        $ 45,706
         Other current assets                      1,120          11,911
         Other assets                              1,424           5,203
         Accounts payable                        (10,501)        (24,588)
         Accrued expenses                         (6,629)        (12,578)
         Other current liabilities                (1,248)         (4,659)
         Other liabilities                        (2,203)         (2,849)


During the first quarter of fiscal 1996, the Company sold Pozzo Construction Company, part of its remaining discontinued construction operations, and its Injection Molding Metal Products operations. The transactions were not material to the Company's financial condition.


NOTE 5 In August 1995, the Company entered into agreements expiring August 31, 1998 with certain financial organizations under which the Company may sell up to $25 million of undivided interests in a pool of eligible accounts receivable in which the purchasers retain a security interest. The purchasers' level of investment may fluctuate based on the level of the Company's eligible receivables in the pool. As of August 31, 1995, no receivables have been sold under this agreement.

At August 31, 1995 and February 28, 1995, $8.9 million and $10.1 million, representing the unexpended proceeds from issues of industrial development revenue bonds in fiscal 1995, was held in trust and is included in "Other assets" in the Company's consolidated balance sheets.


NOTE 6 The United States Environmental Protection Agency ("EPA") has designated a predecessor of the Company as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin (the "Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by a predecessor of the Company. It is the view of the Company that because its predecessor corporation purchased assets rather than stock, the Company does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. The Company believes the EPA is wrong on the successor liability issue. However, with other PRP's, the Company made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA is proceeding with the clean-up. The estimated past and future clean-up costs are approximately $12 million. In 1989 the EPA named four PRP's. One of the PRP's, the Town of Onalaska (the "Town") and the EPA and State of Wisconsin negotiated a consent decree under which the Town would have been released from future liability in return for paying $110 thousand, granting access to the Site and adjacent properties and performing some future maintenance work. The United States District Court for the District of Wisconsin found, on December 21, 1994, that the settlement was not fair, reasonable or in the public interest, and refused to approve and confirm it as the order of the Court. The Company denies that it is a PRP and is unable to determine any other party's share of total remediation costs. The Company does not know the financial status of the other PRP's and other parties that, while not named by the EPA as PRP's, may have liability with respect to the Site. The Company does not expect the situation to have a material adverse effect on the Company's financial condition or operating results.

The Company is closing the Resource Conservation and Recovery Act ("RCRA") Part B Storage Permit at its Sporting Equipment Division's CCI operations facility in Lewiston, Idaho. As part of the closure process, the Company is required by the State of Idaho to undertake RCRA correction action at the facility. This requires the Company to investigate all areas at the facility where solid waste and hazardous waste have historically been managed. The facility has been operating since the 1950s. There are several areas which require investigation and environmental sampling. In order to effect the investigation, the Company and the State of Idaho entered into an Administrative Consent Order which governs the completion of the corrective action activities. The RCRA Facility Investigation has commenced and the soils investigation is complete. Environmental sampling indicates the presence of lead contamination in a limited number of shallow surface soils. The Company is proposing to excavate this limited lead contamination and dispose of it at a RCRA permitted landfill.
There is also some trichloroethylene and perchloroethylene contamination of the uppermost groundwater beneath the facility. This uppermost groundwater is not the drinking water supply source and does not appear to be connected to the deeper drinking water aquifer. Further groundwater investigation is ongoing.
It is expected that the range of remediation costs is from $2.8 million to $6.2 million. The Company does not expect the situation to have a material adverse effect on its financial condition or operating results beyond amounts accrued.

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

The Company's contingencies include normal liabilities for performance and completion of its remaining construction contracts. At August 31, 1995, the Company had outstanding bank letters of credit in the approximate amount of $15.6 million issued principally in connection with various foreign construction contracts for which the Company is contingently liable to the issuing banks in the event payment is demanded by the holder.

See Notes 4 and 8 to the Consolidated Financial Statements included in Blount, Inc.'s Annual Report to Shareholders for the year ended February 28, 1995 for other commitments and contingencies of the Company which have not changed significantly since year-end.

NOTE 7  Segment information is as follows (in thousands):

                                      Three Months            Six Months
                                    Ended August 31,       Ended August 31,
                                   -------------------    -------------------
                                     1995       1994        1995       1994
                                   --------   --------    --------   --------
Sales:
   Outdoor products                $ 66,969   $ 61,879    $143,662   $130,399
   Industrial and power equipment    56,416     49,409     114,265    101,706
   Sporting equipment                23,781     27,493      53,428     52,360
                                   --------   --------    --------   --------
                                   $147,166   $138,781    $311,355   $284,465
                                   ========   ========    ========   ========
Operating income:
   Outdoor products                $ 12,753   $ 10,189    $ 28,609   $ 20,241
   Industrial and power equipment     9,719      7,794      19,614     15,621
   Sporting equipment                 1,816      5,451       6,511     10,122
                                   --------   --------    --------   --------
Operating income from segments       24,288     23,434      54,734     45,984
Corporate office expenses            (4,385)    (5,664)     (8,530)    (9,961)
                                   --------   --------    --------   --------
   Income from operations            19,903     17,770      46,204     36,023
Interest expense                     (2,646)    (2,816)     (5,299)    (5,654)
Interest income                         900        569       1,510      1,021
Other income (expense), net           1,001        211         542       (642)
                                   --------   --------    --------   --------
Income before income taxes         $ 19,158   $ 15,734    $ 42,957   $ 30,748
                                   ========   ========    ========   ========


NOTE 8 Income taxes paid during the six months ended August 31, 1995 and 1994 were $22.7 million and $12.1 million. Interest paid during the six months ended August 31, 1995 and 1994 was $5.0 million and $5.4 million.


NOTE 9 Net income per common share is based on the weighted average number of common and common equivalent shares (stock options) outstanding in each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Results

The Company reported record net income for the three months and six months ended August 31, 1995. Sales for the second quarter and first half of fiscal 1996 were $147.2 million and $311.4 million compared to $138.8 million and $284.5 million for the comparable periods of fiscal 1995. Net income for the second quarter and first six months of fiscal 1996 was $11.8 million ($.91 per share) and $26.1 million ($2.01 per share) compared to net income of $9.7 million ($.75 per share) and $18.7 million ($1.45 per share) for the same periods in fiscal 1995. These operating results reflect continued strong performance by the Company's Outdoor Products segment and Industrial and Power Equipment segment, partially offset by reduced earnings from the Sporting Equipment segment. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's 1995 Form 10-K and 1995 Annual Report to Shareholders.

Sales for the Outdoor Products segment for the second quarter and first half of fiscal 1996 were $67.0 million and $143.7 million compared to $61.9 million and $130.4 million during the second quarter and first half of fiscal 1995. Operating income increased by 25% to $12.8 million and by 41% to $28.6 million during the second quarter and first six months, respectively, of fiscal 1996 in comparison to the prior fiscal year. The sales and operating income increases were principally attributable to a higher volume and increased average selling prices of saw chain and saw bars sold in foreign markets by the Company's Oregon Cutting Systems Division and an increase in the volume of riding lawn mowers shipped by Dixon Industries, Inc.

Sales for the Industrial and Power Equipment segment were $56.4 million and $114.3 million during the second quarter and the first six months of fiscal 1996 compared to $49.4 million and $101.7 million during the comparable periods of fiscal 1995. Operating income increased to $9.7 million and $19.6 million for the three months and six months ended August 31, 1995 from $7.8 million and $15.6 million during the same periods of the prior fiscal year. The improved operating results were principally due to higher average selling prices for timber harvesting equipment, improved sales and operating income by CTR Manufacturing, Inc., acquired on April 28, 1994, and its inclusion for the full six months in the current year, and improved sales and operating income by the Company's Gear Products, Inc. subsidiary, primarily due to higher volume.

The Sporting Equipment segment experienced a downturn during the second quarter of fiscal 1996. In the aftermath of last year's booming domestic market, a result of concern over the possibility of Congressional legislation adverse to the shooting sports industry, an industry slowdown occurred. The Company expects a return to market conditions which more nearly approximate its normal historical levels during the latter half of fiscal 1996. Sales for the Sporting Equipment segment declined to $23.8 million for the second quarter of fiscal 1996 from $27.5 million during the prior year's second quarter, while current year-to-date sales of $53.4 million were slightly above last year's level for the comparable period. Operating income was down to $1.8 million and $6.5 million for the second quarter and first six months of fiscal 1996 as compared to $5.5 million and $10.1 million during the same periods of fiscal 1995. These results reflect the reduced demand, higher raw material costs, costs associated with temporary plant shutdowns and a loss from the Company's Ram-Line operation acquired late in fiscal 1995.

The Company's total backlog at August 31, 1995 was approximately $125.5 million compared to $125.0 million at May 31, 1995 and $134.4 million at February 28, 1995.

Financial Condition, Liquidity and Capital Resources

At August 31, 1995, the Company had no amounts outstanding under its $100 million revolving credit agreement. In August 1995, the Company entered into new receivable sales agreements under which up to $25 million in receivables may be sold (see Note 5 of Notes to Consolidated Financial Statements). As of August 31, 1995, no receivables had been sold under these agreements. The Company's total capitalization at August 31, 1995 consists of $96.7 million long-term debt and equity of $227.5 million for a long-term debt to equity ratio of .4 to 1 as compared to a ratio of .5 to 1 at February 28, 1995. At August 31, 1995, the Company had 9% subordinated notes outstanding in the principal amount of $80.1 million maturing in 2003. See Note 3 of Notes to the Consolidated Financial Statements included in Blount, Inc.'s 1995 Annual Report to Shareholders for the terms and conditions of the $100 million revolving credit agreement and the 9% subordinated notes.

Working capital was $154.3 million at August 31, 1995 compared to $122.1 million at February 28, 1995. The increase resulted principally from the Company's earnings for the six months ended August 31, 1995. Accounts receivable, accounts payable and accrued expenses decreased by $20.2 million, $23.5 million and $16.4 million, respectively, since February 28, 1995. The primary reason for the decrease in receivables is the reduction in balances attributable to the Company's discontinued construction segment as those operations either wind down or are sold (see Note 4 of Notes to Consolidated Financial Statements). The reductions in accounts payable and accrued expenses also reflect the reduced construction activity, the sale of the Company's Injection Molding Metal Products operations and higher estimated tax payments resulting from the Company's higher earnings. The Company's operating cash flows for the first six months of fiscal 1996 were $25.5 million compared to $14.6 million in the first six months of fiscal 1995, while cash and cash equivalent balances increased by $20.3 million since February 28, 1995. The improved operating cash flows reflect the improved income from manufacturing operations and cash flows of approximately $12.2 million from the discontinued construction segment, partially offset by higher corporate expenditures for estimated income tax payments, employee benefit plans, management incentive plans and charitable contributions which were accrued in the prior year.

Restrictions on the Company's ability to pay cash dividends are contained in the indenture related to the Company's 9% subordinated notes and in certain financial covenants of the revolving credit agreement. Under the most restrictive requirement, retained earnings of approximately $51.4 million were available for the payment of dividends at August 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    BLOUNT, INC.
--------------------
     Registrant





Date:  October 13, 1995                        /s/ Harold E. Layman
                                          ---------------------------------
                                                   Harold E. Layman
                                               Senior Vice President &
                                               Chief Financial Officer