Form 10-K
period 1996-02-29
BLOUNT INC
filed 1996-05-13
CIK 12707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
{X}   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended February 29, 1996
                          -----------------
                                     OR
{ }   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
Commission file number 1-7002
                       ------
                                  BLOUNT, INC.
- ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

The registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

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

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

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


Aggregate market value of voting stock held by nonaffiliates as of April 1,
- ---------------------------------------------------------------------------
1996:    $   None
- --------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value, as of April 1, 1996:  1,000 shares
                                                   -----

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

None.

PART I

ITEM 1.  BUSINESS

Blount, Inc. ("the Company") is an international manufacturing company with operations in three business segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Company's current manufacturing operations date largely to the acquisition of Omark Industries, Inc. in 1985. The Company was founded in 1946 as a general construction company and, over the succeeding years, grew into one of the largest construction companies in the United States. In February, 1994, the construction business was discontinued. See Note 4 of Notes to Consolidated Financial Statements on pages 19 and 20. Through a merger agreement approved by its stockholders in November, 1995, (see
Note 1 of Notes to Consolidated Financial Statements on page 14), the Company became a wholly-owned subsidiary of Blount International, Inc.

The following text contains various trademarks of Blount, Inc. and its subsidiaries.

OUTDOOR PRODUCTS

The Company's Outdoor Products segment is comprised of the Oregon Cutting Systems Division ("Oregon") and Dixon Industries, Inc. ("Dixon"). Oregon produces a wide variety of saw chain, chain saw guide bars, saw chain drive sprockets and maintenance tools for use primarily on portable gasoline and electric chainsaws, and mechanical timber harvesting equipment. The Oregon trademark is well known to end-users and the Company believes that it is the world leader in the production of saw chain. Oregon's saw chain and related products are used primarily by professional loggers, construction workers, farmers, arborists and homeowners. Oregon now markets a new Industrial Cutting System ("ICS"). ICS, a diamond-segmented chain cutting system for concrete (including steel-reinforced concrete), is a faster and more flexible concrete cutting method than others currently employed in the construction and demolition industries.

Sales derived from operations outside the United States accounted for 44%, and export sales accounted for an additional 23%, of Oregon's sales during fiscal 1996. Oregon manufactures saw chain and related products in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil.

Dixon, acquired in early fiscal 1991, has manufactured ZTR (zero turning radius) riding lawn mowers and related attachments since 1973. Dixon pioneered the development of ZTR and is the only manufacturer to offer a full line of ZTR riding lawn mowers for both homeowner and commercial applications. Sales by Dixon accounted for 16% of Outdoor Products sales in fiscal 1996.

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

The Company's Industrial and Power Equipment segment has manufacturing facili-ties in Owatonna, Minnesota; Prentice and Spencer, Wisconsin; Tulsa, Okl and Zebulon and Union Grove, North Carolina.

Segment results include sales of $43 million from Gear Products, Inc. ("Gear"), acquired by the Company early in fiscal 1992, and CTR Manufacturing, Inc. ("CTR"), acquired by the Company in early fiscal 1995. Gear designs, manufactures and distributes rotation bearings and mechanical power transmission components for manufacturers of equipment that serve the utility, man-lift, construction, forestry and marine industries. CTR designs, manufactures and distributes a line of slashers, delimbers, firewood processors and self-propelled carriers that serve the forest products industry.

SPORTING EQUIPMENT

The Company's Sporting Equipment segment manufactures small arms ammunition, reloading equipment, primers, gun care products and accessories, and is a merchandiser of imported sports optical products under the Simmons and Weaver brand names. Principal products include CCI and Speer ammunition sold for use by hunters, sportsmen and law enforcement and military personnel; RCBS reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition; Outers gun care and trap-shooting products; Ram-Line synthetic stocks, Polar Cap scope covers and other shooting sports accessories; Weaver shooting mounts and scopes; and Simmons binoculars, scopes and telescopes and other optical and hunting accessories. As a result of its acquisition of Simmons Outdoor Corporation in December 1995, the Company added over 300 models of binoculars, scopes, telescopes and other optical accessories to its product line. The Company believes that it is a market leader in the domestic gun care and reloading markets with high levels of brand name recognition in each of these areas. The Sporting Equipment segment also produces industrial powerloads which are used in the construction industry to drive fastening pins into metal or concrete.

The Company manufactures ammunition in Lewiston, Idaho; reloading equipment in Oroville, California; mounts, shooting accessories and gun care equipment in Onalaska, Wisconsin. The Company imports substantially all its optical products from foreign suppliers.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Analysis of Results of Operations" on pages 7 and 8 and Note 10 of Notes to Consolidated Financial Statements on pages 25 through 27.


ITEM 2.  PROPERTIES

The corporate headquarters of the Company occupies executive offices at 4520 Executive Park Drive, Montgomery, Alabama.

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil and sales and distribution offices are located in Europe and Japan. Lawn mowers and related attachments are manufactured at a plant in Coffeyville, Kansas. Log loaders, feller-bunchers and accessories for automated forestry equipment are manufactured at plants in Prentice and Spencer, Wisconsin; Zebulon and Union Grove, North Carolina; and Owatonna, Minnesota. Rotation bearings and mechanical power transmission components are manufactured at a plant in Tulsa, Oklahoma. Sporting ammunition, reloading equipment products, gun care equipment, industrial powerloads and shooting sports accessories are manufactured at plants in Lewiston, Idaho; Oroville, California; and Onalaska, Wisconsin. The Company's sporting optics and hunting accessory merchandiser maintains executive offices in Tallahassee, Florida and a warehouse facility in Thomasville, Georgia.

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein.

ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 8 of Notes to Consolidated Financial Statements on pages 23 and 24.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of Blount International, Inc.

For information regarding restrictions on the Company's ability to pay cash dividends, see Note 3 of Notes to Consolidated Financial Statements on pages 17 and 18.

For information regarding restrictions on the net assets of foreign subsidiaries, see Note 11 of Notes to Consolidated Financial Statements on pages 28 and 29.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

This analysis should be read in conjunction with the consolidated financial statements and related notes.

OPERATING RESULTS

TOTAL COMPANY

On November 3, 1995, a merger agreement was approved in which the Company became a wholly-owned subsidiary of Blount International, Inc. See Note 1 of Notes to Consolidated Financial Statements for a description of the merger.

The Company reported record sales and income from continuing operations for fiscal 1996. The Company's Outdoor Products and Industrial and Power Equipment segments continued their excellent performance during fiscal 1996, while the results from the Sporting Equipment segment were adversely affected by a general industry slowdown. Overall, operating income from segments increased by 11% during fiscal 1996. Sales for fiscal 1996 were $644.3 million compared to $588.4 million for fiscal 1995. Net income was $54.8 million for fiscal 1996 compared to $40.1 million for the prior year.

Selling, general and administrative expenses were 19% of sales in fiscal 1996 compared to 21% in fiscal 1995. Total selling, general and administrative expenses increased during fiscal 1996, reflecting the increased sales activity partially offset by lower corporate overhead expenses. Corporate overhead expenses for the prior year included litigation and settlement costs of $7.1 million related to the sale of a former subsidiary. Total backlog at February 29, 1996, was approximately $112.8 million compared to $134.4 million at February 28, 1995.

Beginning with results for the January-March 1996 calendar quarter, the Company will begin reporting on a calendar year basis ending December 31, instead of the previous fiscal year end of February 29.

SEGMENTS

The Company's Outdoor Products segment established record levels of sales and operating income again in fiscal 1996. Sales for the Outdoor Products segment were $291.6 million in fiscal 1996 compared to $268.1 million during fiscal 1995. Operating income increased to $57.4 million during fiscal 1996 from $49.6 million in fiscal 1995. The improved results for this segment were primarily due to an increase in sales and operating income of $20.2 million and $5.2 million, respectively, at the Company's Oregon Cutting Systems Division ("Oregon"). This reflects a 9% increase in the sales volume of saw chain and a 19% increase in the sales volume of saw bars, Oregon's two principal products, principally to foreign markets. A significant part of Oregon's operations are conducted in foreign countries and, as a result, fluctuations in foreign exchange rates impact the amount of reported sales, operating margins and the amount of foreign exchange adjustments reflected in income. During fiscal 1996, the net effect of changes in exchange rates as compared to fiscal 1995 was not material to Oregon's operating results. Oregon has manufacturing facilities in Brazil whose operations have historically been significantly affected by high inflation, currency devaluation and resulting governmental policies. Due to a deteriorating financial climate and the discontinuance of a local product line, operations in Brazil incurred an operating loss of $.6 million in fiscal 1996 compared to operating income of $2.4 million in fiscal 1995. Sales and operating income at other units of the Outdoor Products segment, principally Dixon Industries, Inc., were up by 8% to $45.3 million and 38% to $9.7 million, respectively, in fiscal 1996, principally as a result of a 17% increase in the sales volume of riding lawn mowers. The current demand for Oregon's products continues at high levels; therefore, the Company expects another good sales year in the next fiscal year. The Company also expects continued strong sales growth for its riding lawn mower business.

During fiscal 1996, the Industrial and Power Equipment segment continued its impressive performance. Sales and operating income were $240.6 million and $42.2 million, respectively, during fiscal 1996 compared to $207.6 million and $33.0 million during the prior year. The improved operating results reflect higher average selling prices and a better sales mix for timber harvesting equipment, and improved sales and operating income at the Company's CTR Manufacturing, Inc. and Gear Products, Inc. subsidiaries, primarily due to higher volume. The Company expects the next fiscal year to be a reasonable year for this segment, which is currently experiencing a reduction in order backlog.

The Sporting Equipment segment experienced a downturn during fiscal 1996. In the aftermath of last year's booming domestic market, an industry slowdown occurred. Sales for the Sporting Equipment segment were $112.1 million for fiscal 1996, including $6.5 million from a late year acquisition (see below), compared to $112.8 million during the prior year. Operating income was down to $13.2 million for fiscal 1996 as compared to $19.3 million during fiscal 1995. These results reflect the reduced demand, higher raw material costs, costs associated with temporary plant shutdowns during the second quarter and a loss from the Ram-Line operation acquired late in fiscal 1995. In December 1995, the Company acquired Simmons Outdoor Corporation ("Simmons") (see Note 4 of Notes to Consolidated Financial Statements), a major sports optics merchandiser, to complement its existing sporting equipment product line. The Company expects this acquisition plus improved demand to lead to improved results for this segment during the next fiscal year.

ACCOUNTING PRINCIPLES

In its next fiscal year, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation." No material effect on consolidated financial condition or operating results is expected as the accounting methods to be adopted will not differ materially from existing methods.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blount, Inc. and subsidiaries as of the last day of February 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Atlanta, Georgia
April 11, 1996

CONSOLIDATED STATEMENTS OF INCOME
Blount, Inc. and Subsidiaries

For the years ended the last day of February                         1996         1995         1994
- ------------------------------------------------------------  -----------  -----------  -----------
In thousands
Sales                                                         $   644,301  $   588,419  $   488,045
Cost of sales                                                     427,322      390,818      330,059
- ------------------------------------------------------------  -----------  -----------  -----------
Gross profit                                                      216,979      197,601      157,986
Selling, general and administrative expenses                      122,896      120,681      107,401
- ------------------------------------------------------------  -----------  -----------  -----------
Income from operations                                             94,083       76,920       50,585
Interest expense                                                  (10,886)     (11,186)     (11,052)
Interest income                                                     3,177        2,340        1,501
Other income (expense), net                                           527       (2,179)      (4,619)
- ------------------------------------------------------------  -----------  -----------  -----------
Income before income taxes                                         86,901       65,895       36,415
Provision for income taxes                                         32,108       25,805       12,019
- ------------------------------------------------------------  -----------  -----------  -----------
Income from continuing operations                                  54,793       40,090       24,396
- ------------------------------------------------------------  -----------  -----------  -----------
Discontinued operations:
   Loss from operations, net                                                                 (9,666)
   Loss on disposal, net                                                                       (650)
- ------------------------------------------------------------  -----------  -----------  -----------
   Total loss from discontinued operations                                                  (10,316)
- ------------------------------------------------------------  -----------  -----------  -----------
Net income                                                    $    54,793  $    40,090  $    14,080
- ------------------------------------------------------------  -----------  -----------  -----------

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Blount, Inc. and Subsidiaries

For the years ended the last day of February                         1996         1995         1994
- ------------------------------------------------------------  -----------  -----------  -----------
In thousands
Balance at beginning of period                                $   171,260  $   137,440  $   128,833
Net income                                                         54,793       40,090       14,080
- ------------------------------------------------------------  -----------  -----------  -----------
                                                                  226,053      177,530      142,913
Less cash dividends declared                                        7,753        6,270        5,473
- ------------------------------------------------------------  -----------  -----------  -----------
Balance at end of period                                      $   218,300  $   171,260  $   137,440
- ------------------------------------------------------------  -----------  -----------  -----------

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
Blount, Inc. and Subsidiaries

As of the last day of February                                                    1996         1995
- -------------------------------------------------------------------------  -----------  -----------
In thousands, except share data
Assets
- -------------------------------------------------------------------------  -----------  -----------
Current assets:
   Cash and cash equivalents, including short-term
   investments of $11,386 and $39,458                                      $    14,590  $    42,576
   Accounts receivable, net of allowances for
   doubtful accounts of $3,853 and $2,611                                      147,206      130,665
   Inventories                                                                  94,113       77,075
   Deferred income taxes                                                        23,491       25,068
   Other current assets                                                          3,502       16,153
- -------------------------------------------------------------------------  -----------  -----------
      Total current assets                                                     282,902      291,537
Property, plant and equipment, net of accumulated
depreciation of $160,026 and $145,519                                          135,522      134,289
Cost in excess of net assets of acquired businesses, net                        88,111       68,762
Other assets                                                                    37,354       23,200
- -------------------------------------------------------------------------  -----------  -----------
Total Assets                                                               $   543,889  $   517,788
- -------------------------------------------------------------------------  -----------  -----------
Liabilities and Shareholder's Equity
- -------------------------------------------------------------------------  -----------  -----------
Current liabilities:
   Notes payable and current maturities of long-term debt                  $    11,692  $     7,791
   Accounts payable                                                             51,454       64,793
   Accrued expenses                                                             84,229       92,190
   Other current liabilities                                                     1,963        4,658
- -------------------------------------------------------------------------  -----------  -----------
      Total current liabilities                                                149,338      169,432
Long-term debt, exclusive of current maturities                                 95,920       99,754
Deferred income taxes, exclusive of current portion                             20,533       19,214
Other liabilities                                                               25,697       26,321
- -------------------------------------------------------------------------  -----------  -----------
      Total liabilities                                                        291,488      314,721
- -------------------------------------------------------------------------  -----------  -----------
Commitments and Contingent Liabilities
- -------------------------------------------------------------------------  -----------  -----------
Shareholder's equity:
   Common stock: par value $.01 per share; 1,000 shares issued                      --           --
   Capital in excess of par value of stock                                      25,922       23,557
   Retained earnings                                                           218,300      171,260
   Accumulated translation adjustment                                            8,179        8,250
- -------------------------------------------------------------------------  -----------  -----------
      Total shareholder's equity                                               252,401      203,067
- -------------------------------------------------------------------------  -----------  -----------
Total Liabilities and Shareholder's Equity                                 $   543,889  $   517,788
- -------------------------------------------------------------------------  -----------  -----------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount, Inc. and Subsidiaries

For the years ended the last day of February                         1996         1995         1994
- ------------------------------------------------------------  -----------  -----------  -----------
In thousands
Cash flows from operating activities:
Net income                                                    $    54,793  $    40,090  $    14,080
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation, amortization and other noncash charges            22,264       23,539       23,435
   Deferred income taxes                                            3,697       (1,251)     (15,031)
   Loss on disposals of property, plant and equipment                 975          441        3,349
   Changes in assets and liabilities, net of effects
   of businesses acquired and sold:
      Decrease in aggregate balance
      of accounts receivable sold                                                           (17,637)
      (Increase) decrease in accounts receivable                  (16,654)       5,517        1,135
      Increase in inventories                                        (251)     (12,991)      (4,280)
      (Increase) decrease in other assets                          (4,807)      (2,599)      12,337
      Increase (decrease) in accounts payable                      (6,888)      (9,906)       7,975
      Increase (decrease) in accrued expenses                      (9,297)       1,829       12,750
      Decrease in other liabilities                                (2,797)     (13,100)      (8,946)
- ------------------------------------------------------------  -----------  -----------  -----------
   Net cash provided by operating activities                       41,035       31,569       29,167
- ------------------------------------------------------------  -----------  -----------  -----------
Cash flows from investing activities:
Proceeds from sales of businesses and property, plant
and equipment                                                       5,059        2,930        3,916
Purchases of property, plant and equipment                        (18,545)      (9,769)     (14,605)
Acquisitions of businesses                                        (37,396)     (10,150)
- ------------------------------------------------------------  -----------  -----------  -----------
   Net cash used in investing activities                          (50,882)     (16,989)     (10,689)
- ------------------------------------------------------------  -----------  -----------  -----------
Cash flows from financing activities:
Net increase (reduction) in short-term borrowings                     818         (478)      (2,246)
Issuance of long-term debt                                                      11,800       97,327
Reduction of long-term debt                                       (15,652)     (20,508)     (75,325)
(Increase) decrease in restricted funds                             2,524      (10,095)
Dividends paid                                                     (7,753)      (6,270)      (5,473)
Other                                                               1,924        1,334        1,729
- ------------------------------------------------------------  -----------  -----------  -----------
   Net cash provided by (used in) financing activities            (18,139)     (24,217)      16,012
- ------------------------------------------------------------  -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents              (27,986)      (9,637)      34,490
- ------------------------------------------------------------  -----------  -----------  -----------
Cash and cash equivalents at beginning of period                   42,576       52,213       17,723
- ------------------------------------------------------------  -----------  -----------  -----------
Cash and cash equivalents at end of period                    $    14,590  $    42,576  $    52,213
- ------------------------------------------------------------  -----------  -----------  -----------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL STOCK ACCOUNTS
Blount, Inc. and Subsidiaries

                                                           Capital  Accumulated
                                                         In Excess  Translation
In thousands                               Common Stock     of Par   Adjustment
- -------------------------------------------------------------------------------
Balance, February 28, 1993                      $    --    $19,003      $ 7,235
Exercise of employee stock options                           1,653
Issuance of shares under dividend
  reinvestment plan                                             76
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                       212
Other shares issued                                          1,234
- -------------------------------------------------------------------------------
Balance, February 28, 1994                           --     21,966        7,447
Exercise of employee stock options                           1,243
Issuance of shares under dividend
  reinvestment plan                                             91
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                       803
Other shares issued                                            257
- -------------------------------------------------------------------------------
Balance, February 28, 1995                           --     23,557        8,250
Exercise of employee stock options                           2,277
Issuance of shares under dividend
  reinvestment plan                                             88
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                       (71)
- -------------------------------------------------------------------------------
Balance, February 29, 1996                      $    --    $25,922      $ 8,179
- -------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Blount, Inc. and Subsidiaries

NOTE 1:
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:
The consolidated financial statements include the accounts of Blount, Inc. ("the Company") and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

On November 3, 1995, the stockholders of the Company approved a merger agreement dated August 17, 1995, among the Company, Blount International, Inc. ("BII"), and a wholly-owned subsidiary of BII ("the subsidiary"). As a result, i) the subsidiary was merged with and into the Company, ii) the Company was the surviving corporation in the merger and became a wholly-owned subsidiary of BII,
iii) Company stockholders received three shares of BII Class A Common Stock in exchange for each two shares held of Company Class A Common Stock and three shares of BII Class B Common Stock in exchange for each two shares held of Company Class B Common Stock, and iv) BII assumed all Company stock option plans. BII filed a Form S-4 registration statement with the Securities and Exchange Commission on October 3, 1995, for the shares to be issued as a result of the merger. Immediately following the merger, the equity ownership of BII was the same as that which previously existed for the Company. The Company was delisted from the American Stock Exchange effective November 3, 1995, and BII began trading on the New York Stock Exchange on November 6, 1995.

Prior to the merger, BII was owned 100% by the Company's Chairman of the Board, Winton M. Blount, and members of his family, and BII owned an approximate 62% voting interest and approximately 38% of the shares of Company Common Stock outstanding. Except for the equity interest in the Company, BII has had no other operations or business since February 1993.

On January 5, 1996, the Company's amended and restated certificate of incorporation, which authorizes 1,000 shares of common stock, $.01 par value, became effective. All 1,000 shares are outstanding and held by BII. The share data in the accompanying consolidated financial statements has been restated to reflect this reduction in outstanding common stock.

Reclassifications:
Certain amounts in the 1995 and 1994 financial statements and notes to consolidated financial statements have been reclassified to conform with the 1996 presentation.

Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, product warranty expenses, casualty insurance costs, employee benefit plans, income taxes, discontinued operations and contingencies. It is reasonably possible that actual results could differ significantly from those estimates and significant changes to estimates could occur in the near term.

Cash and cash equivalents:
The Company considers all highly liquid temporary cash investments that are readily convertible to known amounts of cash and present minimal risk of changes in value because of changes in interest rates to be cash equivalents.

Checks in transit are classified as accounts payable to the extent the aggregate of such checks exceeds available cash balances not temporarily invested. Checks classified as accounts payable were $7.0 million and $6.2 million as of the last day of February 1996 and 1995. All other checks in transit are recorded as reductions of cash.

Inventories:
Inventories are stated at the lower of first-in, first-out cost or market.

Property, plant and equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases which are essentially installment purchases are capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to costs and expenses was $19.3 million, $19.8 million and $19.9 million in 1996, 1995 and 1994.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three years ended February 29, 1996.

Cost in excess of net assets of acquired businesses:
The excess cost is being amortized by the straight-line method over periods ranging from 30 to 40 years. Accumulated amortization was $19.5 million and $17.4 million as of the last day of February 1996 and 1995. The excess cost is evaluated for impairment based on the historic and estimated future profitability of the business units to which it relates. Adjustments to carrying value are made if required.

Insurance accruals:
It is the Company's policy to retain a portion of expected losses related to workers' compensation and general, product and vehicle liability through large deductibles under its insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Foreign currency:
For foreign subsidiaries which have a majority of transactions denominated in U.S. dollars or conduct operations in a highly inflationary economy, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated into U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are accumulated in a separate component of shareholder's equity. The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments reduced pretax income by $1.9 million, $.7 million and $.5 million in 1996, 1995 and 1994.

At February 29, 1996, there were no significant foreign exchange forward contracts outstanding. Previously, foreign exchange forward contracts were recorded in the Company's balance sheet at fair value and changes in fair values were recognized as other expense or income in the period in which the changes occurred (see Note 9 of Notes to Consolidated Financial Statements).

Revenue recognition:
The Company's policy is to record sales as orders are shipped.

Research and development:
Expenditures for research and development are expensed as incurred. These costs were $8.8 million, $7.7 million and $7.0 million for 1996, 1995 and 1994.


NOTE 2:
INCOME TAXES

The provision for income taxes attributable to continuing operations is as follows:

For the years ended the last day of February     1996        1995        1994
- -----------------------------------------------------------------------------
In thousands
Current provision:
   Federal                                  $  22,229   $  18,739   $  17,657
   State                                        2,140       3,518         400
   Foreign                                      3,953       5,159       8,993
Deferred provision (benefit):
   Federal                                      4,441      (1,048)    (13,234)
   State                                          465
   Foreign                                     (1,120)       (563)     (1,797)
- -----------------------------------------------------------------------------
                                            $  32,108   $  25,805   $  12,019
- -----------------------------------------------------------------------------

A reconciliation of the provision for income taxes attributable to continuing operations to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is as follows:

For the years ended the last day of February     1996        1995        1994
- -----------------------------------------------------------------------------
In thousands
Income before income taxes:
   Domestic                                 $  80,835   $  55,973   $  16,518
   Foreign                                      6,066       9,922      19,897
- -----------------------------------------------------------------------------
                                            $  86,901   $  65,895   $  36,415
- -----------------------------------------------------------------------------
                                                    %           %           %
Statutory tax rate                               35.0        35.0        35.0
Impact of earnings of foreign operations           .2        (1.0)        (.1)
State income taxes, net of federal
tax benefit                                       2.3         3.5         1.1
Adjustments to prior year estimates                                      (4.3)
Permanent differences between book
bases and tax bases                               1.0         1.7         1.3
Other items, net                                 (1.6)
- -----------------------------------------------------------------------------
Effective income tax rate                        36.9        39.2        33.0
- -----------------------------------------------------------------------------

All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

As of the last day of February 1996 and 1995, deferred income tax assets were $37.6 million and $37.7 million and deferred income tax liabilities were $34.6 million and $31.8 million. Deferred income taxes applicable to principal temporary differences are as follows:

As of the last day of February                               1996        1995
- -----------------------------------------------------------------------------
In thousands
Property, plant and equipment basis differences         $  20,229   $  18,584
Employee benefits                                         (12,461)    (11,999)
Other accrued expenses                                    (19,192)    (19,716)
Other - net                                                 8,466       7,277
- -----------------------------------------------------------------------------
                                                        $  (2,958)  $  (5,854)
- -----------------------------------------------------------------------------

Deferred income taxes of approximately $2.1 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $24.9 million as the earnings are considered to be permanently reinvested.

The Company has settled its issues with the Internal Revenue Service through the 1990 fiscal year with no material adverse effect. The years 1991 through 1996 are still open for review.


NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt consists of the following:

As of the last day of February                               1996        1995
- -----------------------------------------------------------------------------
In thousands
9% subordinated notes                                   $  79,350   $  80,050
Industrial Development Revenue Bonds payable,
maturing between 1997 and 2014, interest at varying
rates (principally 3.6% at February 29, 1996)              16,393      16,741
Other long-term debt, interest at 8%, payable in 1997       2,500       8,953
Lease purchase obligations, interest at varying
rates, payable in installments to 2000                        892       1,143
- -----------------------------------------------------------------------------
                                                           99,135     106,887
Less current maturities                                    (3,215)     (7,133)
- -----------------------------------------------------------------------------
                                                        $  95,920   $  99,754
- -----------------------------------------------------------------------------

Maturities of long-term debt and the principal and interest payments on long-term capital leases are as follows:

Fiscal Year                                        Capital Leases
                                            ---------------------       Total
In thousands                       Debt     Principal    Interest    Payments
- -----------------------------------------------------------------------------
1997                          $   2,848      $    367      $   71   $   3,286
1998                                347           466          22         835
1999                                348            38           2         388
2000                                337            21                     358
2001                                338                                   338
2002 and beyond                  94,025                                94,025
- -----------------------------------------------------------------------------
                              $  98,243      $    892      $   95   $  99,230
- -----------------------------------------------------------------------------

At February 29, 1996, no amounts were outstanding under the Company's $100 million revolving credit agreement with a group of five banks. The $100 million agreement expires December 1999 and provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates may vary based on cash flow and leverage ratios or, at the Company's irrevocable option, the debt rating for senior unsecured long-term debt of the Company. In addition, a commitment fee which varies to a maximum of 1/2% is charged on the total commitment. The agreement contains covenants relating to liens, subsidiary debt, transactions with affiliates, acquisitions, consolidations, mergers and sales of assets, and requires the Company to maintain certain specified debt-to-equity and fixed charge coverage ratios.

The proceeds from industrial development revenue bonds of $11.8 million issued in fiscal 1995 are held in trust and released as qualified capital expenditures are made. As of the last day of February 1996 and 1995, $7.6 million and $10.1 million were held in trust and are included in "Other assets" in the Company's consolidated balance sheets.

The Company has 9% senior subordinated notes ("the 9% notes") outstanding in the principal amount of $79.4 million maturing on June 15, 2003. During fiscal 1995, approximately $20 million of the 9% subordinated notes were repurchased with no material gain or loss. The 9% notes are redeemable at the election of the Company, in whole or in part, at any time on or after June 15, 1998, initially at 103 3/8% of the principal amount and thereafter at prices declining to par on June 15, 2001. The 9% notes were issued under an indenture ("the indenture") between the Company and a major bank as trustee. The indenture restricts the Company's ability to incur additional debt, pay dividends, make certain investments, dispose of assets, create liens on assets and merge or consolidate with another entity.

In August 1995, the Company entered into an agreement expiring August 31, 1998 with certain financial organizations under which it may sell up to $25 million of undivided interests in a pool of eligible accounts receivable in which the purchasers retain a security interest. The purchasers' level of investment may fluctuate based on the level of the eligible receivables in the pool. As of February 29, 1996, no receivables have been sold under this agreement.

Under the most restrictive debt requirement, retained earnings of approximately $61.8 million were available for the payment of dividends at February 29, 1996.

As of the last day of February 1996 and 1995, the weighted average interest rate on short-term borrowings was 8.4% and 10.3%, respectively.

NOTE 4:
ACQUISITIONS AND DISPOSALS

In December 1995, the Company acquired the outstanding capital stock of Simmons Outdoor Corporation ("Simmons"), a sports optics merchandiser. The purchase price was approximately $38 million. The acquisition has been accounted for by the purchase method, and the net assets and results of operations of Simmons have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over 40 years. Sales and pretax income for Simmons for calendar 1995 were $40.9 million and $1.6 million, respectively.

In April 1994, the Company acquired all the outstanding capital stock of CTR Manufacturing, Inc. ("CTR"). CTR manufactures automated forestry harvesting equipment. In November 1994, the Company acquired the operating assets of Ram-Line, Inc. ("Ram-Line"), a manufacturer of stocks, magazines, lens caps and other products for the shooting sports market. The purchase price paid for the two businesses was approximately $18.2 million, including notes issued of $7.2 million. Both transactions have been accounted for by the purchase method. The combined sales and pretax income of CTR and Ram-Line for their most recent fiscal years prior to acquisition were approximately $17.1 million and $1.6 million, respectively.

In February 1994, the Company adopted a plan to discontinue its construction business through the orderly completion and close-out of the Company's principal domestic and foreign construction projects ("the projects") and the sale of Pozzo Construction Co. ("Pozzo"), a subsidiary headquartered in Los Angeles, California. In March 1994, the Company entered into an agreement with Caddell Construction Co., Inc. ("Caddell") to provide the consulting and construction management services necessary to complete the projects. As of February 29, 1996, the projects encompassed by the agreement with Caddell were complete. During the first quarter of fiscal 1996, Pozzo was sold with no material effect on the Company's financial condition.

In fiscal 1994, a provision for loss of $650 thousand (after tax benefits of $350 thousand) was recorded for disposal of the construction segment, which is reflected as discontinued operations in the accompanying consolidated statements of income. Results of the discontinued operations are summarized as follows (in thousands):

For the years ended the last day of February      1996        1995        1994
- ------------------------------------------------------------------------------
Revenues                                     $  31,158   $ 125,208   $ 210,090
Cost of revenues                                28,941     117,898     216,935
- ------------------------------------------------------------------------------
Gross profit (loss)                              2,217       7,310      (6,845)
Selling, general and administrative
  expenses                                        (748)     (4,070)     (8,093)
Other income - net                                 415         320          67
- ------------------------------------------------------------------------------
Income (loss) before income taxes                1,884       3,560     (14,871)
Provision (benefit) for income taxes               659       1,246      (5,205)
- ------------------------------------------------------------------------------
Net income (loss)                            $   1,225   $   2,314   $  (9,666)
- ------------------------------------------------------------------------------

As the provision for loss on disposal of the construction segment recorded in fiscal 1994 includes estimates of that segment's operating results until its final termination, the above net income for 1996 and 1995 has no impact on the

Company's fiscal 1996 and 1995 statements of income. The 1994 loss before taxes of $14.9 million is net of income of approximately $7.3 million from a less than majority-owned foreign joint venture. Distributions to the Company from this joint venture were approximately $21.2 million in fiscal 1994 and $4.9 million in fiscal 1996.

The principal assets and liabilities of the discontinued operations included in the Company's consolidated balance sheets are as follows (in thousands):

As of the last day of February                               1996        1995
- -----------------------------------------------------------------------------
Accounts receivable                                     $  24,736   $  45,706
Other current assets                                        1,263      11,911
Other assets                                                  639       5,203
Accounts payable                                          (10,885)    (24,588)
Accrued expenses                                           (7,453)    (12,578)
Other current liabilities                                  (1,963)     (4,659)
Other liabilities                                                      (2,849)


NOTE 5:
CAPITAL STRUCTURE

The Company has authorized 1,000 shares of Common Stock, $.01 par value.


NOTE 6:
PENSION PLANS

The Company maintains funded, non-contributory, trusteed, defined benefit pension plans covering the majority of the domestic employees of the Company and certain subsidiaries. In addition, the Company sponsors certain supplemental defined benefit plans and employees of certain foreign operations participate in local plans.

The formulas of defined benefit plans generally base pension benefits paid to retired employees upon their length of service and a percentage of average compensation during certain years of employment. The plans' assets are invested principally in equity funds, bond funds and temporary cash investments. The actuarial method used for financial reporting purposes is the projected unit credit method. The components of pension expense for Company-sponsored defined benefit plans for each of the last three years were (in thousands):

                                                1996        1995        1994
- ----------------------------------------------------------------------------
Service cost-benefits earned                $  3,426    $  3,830    $  3,814
Interest cost                                  5,780       5,086       4,649
Actual return on plan assets                 (11,042)       (691)     (2,462)
Net amortization and deferral                  6,783      (2,418)        345
- ----------------------------------------------------------------------------
                                            $  4,947    $  5,807    $  6,346
- ----------------------------------------------------------------------------

The Company's general funding policy for qualified plans is to fund amounts deductible for income tax purposes. A Rabbi Trust has been established for the purpose of funding certain non-qualified benefits. The funded status of qualified and non-qualified defined benefit plans as of the last day of February 1996 and 1995 was as follows (in thousands):

                                                                   1996                         1995
                                             --------------------------- ---------------------------
                                             Assets Exceed   Accumulated Assets Exceed   Accumulated
                                               Accumulated      Benefits   Accumulated      Benefits
                                                  Benefits Exceed Assets      Benefits Exceed Assets
- -------------------------------------------  ------------- ------------- ------------- -------------
Actuarial present value of projected
benefit obligation:
   Vested                                        $ 50,895      $  3,749      $ 41,824      $  3,014
   Nonvested                                        2,665           431         1,737           138
- -----------------------------------------------  --------      --------      --------      --------
   Accumulated benefit obligation                  53,560         4,180        43,561         3,152
   Effect of projected compensation increases      23,615           996        19,987           762
- -----------------------------------------------  --------      --------      --------      --------
   Projected benefit obligation                    77,175         5,176        63,548         3,914
Plan assets at fair value                          79,856                      57,499            85
- -----------------------------------------------  --------      --------      --------      --------
Plan assets greater (less) than
   projected benefit obligation                     2,681        (5,176)       (6,049)       (3,829)
Unrecognized transition (asset) obligation         (1,241)          403          (838)          575
Unrecognized prior service liability                2,082           382         3,335           376
Unrecognized net (gain) loss                        7,990           832         6,568          (399)
- -----------------------------------------------  --------      --------      --------      --------
Net prepaid (accrued) pension cost               $ 11,512      $ (3,559)     $  3,016      $ (3,277)
- -----------------------------------------------  --------      --------      --------      --------


The weighted average rate assumptions used in 1996, 1995 and 1994 to determine pension expense and related pension obligations for domestic and foreign defined benefit plans were as follows:

                                                 1996        1995        1994
- -----------------------------------------------------------------------------
Discount rate                                    7.6%        8.5%        7.6%
Rate of increase in compensation levels          4.1%        4.3%        4.4%
Expected long-term rate of return on
plan assets                                      8.7%        8.7%        8.6%
- -----------------------------------------------------------------------------

The Company's share of unfunded liability, if any, related to multi-employer pension plans is not determinable.

The Company provides a defined contribution 401(k) plan to the majority of domestic employees and matches a portion of employee contributions. The expense was $2.8 million, $2.1 million and $1.9 million in 1996, 1995 and 1994.


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

Net periodic postretirement benefit expense for 1996, 1995 and 1994 consisted of the following components (in thousands):


                                                  1996       1995       1994
- ----------------------------------------------------------------------------
Service cost-benefits earned                  $    301   $    299   $    284
Interest cost                                    1,266      1,223      1,406
Actual return on plan assets                      (330)       (33)      (125)
Net amortization and deferral                      142        (49)        47
- ----------------------------------------------------------------------------
                                              $  1,379   $  1,440   $  1,612
- ----------------------------------------------------------------------------



The accumulated postretirement benefit obligation for the funded plan was $2.3 million and $2.5 million as of the last day of February 1996 and 1995. A reconciliation of the accumulated postretirement benefit obligation to the accrued liability included in the Company's balance sheets as of the last day of February 1996 and 1995 follows (in thousands):


                                                             1996       1995
- ----------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                      $ 10,466   $ 11,234
   Fully eligible active plan participants                  2,172      1,788
   Other active plan participants                           2,044      2,369
- ----------------------------------------------------------------------------
                                                           14,682     15,391
Plan assets at fair value                                   2,143      2,171
- ----------------------------------------------------------------------------
Postretirement benefits in excess of assets               (12,539)   (13,220)
Unrecognized net (gain) loss                                  781      1,263
- ----------------------------------------------------------------------------
Accrued postretirement benefit cost                      $(11,758)  $(11,957)
- ----------------------------------------------------------------------------



The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7 1/2% in 1996, 8 1/2% in 1995 and 7 1/2% in 1994. The expected long-term rate of return on plan assets was 8 3/4% in 1996, 1995 and 1994. A 9% annual rate of increase in the cost of health care benefits was assumed for 1996; the rate was assumed to decrease 1% per year until 4% is reached, remain at that level for ten years and then decrease to the ultimate trend rate of 3%. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of February 29, 1996, by 10% and the aggregate of the service and interest cost components of net periodic expense for 1996 by 11 1/2%.

NOTE 8:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in one to ten years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of February 29, 1996, are as follows (in millions): 1997-- $4.7; 1998--$2.7; 1999--$1.6; 2000--$.8; 2001--$.7 and 2002 and beyond--$1.3.
Rentals charged to costs and expenses under cancelable and noncancelable lease arrangements were $6.3 million, $5.2 million and $5.7 million for 1996, 1995 and 1994.

The United States Environmental Protection Agency ("EPA") has designated a predecessor of the Company as a potentially responsible party ("PRP") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin (the "Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were purchased in 1981 by a predecessor of the Company. It is the view of management that because the Company's predecessor corporation purchased assets rather than stock, the Company does not have successor liability and is not properly a PRP. However, the EPA has indicated it does not accept this position. Management believes the EPA is wrong on the successor liability issue. However, with other PRP's, the Company made a good faith offer to the EPA to pay a portion of the clean-up costs. The offer was rejected and the EPA proceeded with the clean-up. The estimated past and future clean-up costs are approximately $12 million. In 1989 the EPA named four PRP's. One of the PRP's, the Town of Onalaska (the "Town") and the EPA and State of Wisconsin negotiated a consent decree under which the Town would have been released from future liability in return for paying $110 thousand, granting access to the Site and adjacent properties and performing some future maintenance work. The United States District Court for the District of Wisconsin found, on December 21, 1994, that the settlement was not fair, reasonable or in the public interest, and refused to approve and confirm it as the order of the Court. The Company denies that it is a PRP and is unable to determine any other party's share of total remediation costs. The Company does not know the financial status of the other PRP's and other parties that, while not named by the EPA as PRP's, may have liability with respect to the Site. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results.

The Company is closing a Resource Conservation and Recovery Act ("RCRA") Part B Storage Permit at its Sporting Equipment Division's CCI operations facility in Lewiston, Idaho. As part of the closure process, the Company is required by the State of Idaho to undertake RCRA corrective action at the facility. This requires the Company to investigate all areas at the facility where solid waste and hazardous waste have historically been managed. The facility has been operating since the 1950s. In order to effect the investigation, in March 1994, the Company and the State of Idaho Division of Environmental Quality ("IDEQ") entered into an Administrative Consent Order which governs the completion of the corrective action activities. The RCRA Facility Investigation has commenced and the soils investigation is complete. Environmental sampling indicates the presence of lead contamination in a limited number of shallow surface soils.
The IDEQ has approved the Company's proposal to excavate this limited lead contamination and dispose of it at a RCRA permitted landfill. There is also some trichloroethylene and perchloroethylene contamination of the uppermost groundwater beneath the facility. This uppermost groundwater is not the drinking water supply source and does not appear to be connected to the deeper drinking water aquifer. Further groundwater investigation is ongoing. It is expected that the range of remediation costs is from $2.8 million to $6.2 million. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results beyond amounts accrued.

Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified the Company that it is one of many companies named as a Potentially Liable Party ("PLP"), for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the cleanup costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, the Company's waste volume compared to that total waste volume should cause the Company to be classified as a "de minimis" PLP. In July 1992, the Company and thirty-eight other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Unilateral Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. The results of the RI/FS investigation are not expected until after the first quarter of 1997. The Company is unable to determine, at this time, the level of clean-up demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site and their financial condition, the Company's potential response costs associated with the Site will not have a material adverse effect on the Company's financial condition or operating results.

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

At February 29, 1996, there were outstanding bank letters of credit in the approximate amount of $16.1 million issued principally in connection with various foreign construction contracts for which there is contingent liability to the issuing banks in the event payment is demanded by the holder.


NOTE 9:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

At February 29, 1996, substantially all of the Company's trade and other accounts receivable of $120.9 million (see Note 11) arose from manufacturing operations. The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world (see Note 10). At February 29, 1996, approximately 70% of manufacturing receivables were from customers within the United States.
Accounts receivable from manufacturing customers are principally from service and dealer groups, distributors and chainsaw manufacturers, and are generally not collateralized. The Company's remaining construction receivables are primarily from governmental units in the United States and Kuwait.

From February 1994 until March 1995, the Company entered into foreign exchange forward contracts to reduce the effect of exchange rate fluctuations on anticipated future foreign currency cash flows. As these contracts did not qualify for hedge accounting treatment, gains or losses on the contracts were recorded in income as exchange rates fluctuated. In March 1995, contracts were executed to offset exposure under all outstanding foreign exchange forward contracts and, as of February 29, 1996, no remaining contracts were outstanding. At February 28, 1995, foreign exchange forward contracts of $51.0 million were outstanding. Foreign exchange forward contracts reduced income by approximately $.3 million, $1.3 million and $.1 million in fiscal 1996, 1995 and 1994, respectively.

The estimated fair values of certain financial instruments are as follows (in thousands):

As of the last day of February                       1996                  1995
- -------------------------------------------------------------------------------
                                      Carrying       Fair   Carrying       Fair
                                        Amount      Value     Amount      Value
                                     ---------  ---------  ---------  ---------
Cash and short-term investments      $  14,590  $  14,590  $  42,576  $  42,576
Other current assets (foreign
  exchange forward contracts                                     119        119
Other assets (principally restricted
  trust funds and notes receivable)     17,112     18,095     11,770     11,770
Notes payable and long-term debt
  (see Note 3)                        (107,612)  (111,580)  (107,545)  (106,957)
Accrued expenses (foreign exchange
  forward contracts)                                            (932)      (932)


The carrying amount of cash and short-term investments approximates fair value because of the short maturity of those instruments. The fair value of notes receivable is estimated based on the discounted value of estimated future cash flows. The fair value of restricted trust funds approximates fair value for short-term instruments and is estimated by obtaining market quotes for longer term instruments. The fair value of long-term debt is estimated based on recent market transaction prices or on current rates available for debt with similar terms and maturities. The fair value of foreign exchange forward contracts is estimated by obtaining market quotes.


NOTE 10:
SEGMENT INFORMATION

The Company's business consists of three segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Outdoor Products segment manufactures and markets saw chain, bars, and sprockets for chain saws, maintenance accessories, industrial cutting products and home and garden products such as power trimmers and riding lawn mowers. The Outdoor Products segment sells to original equipment manufacturers and to end users through a diverse distribution and dealer network. The Industrial and Power Equipment segment manufactures and markets large mechanical timber harvesting equipment as well as power transmission and hydraulic and gear components. Customers include timber harvesting, materials handling, construction and utility businesses. The Sporting Equipment segment manufactures and markets small arms ammunition, reloading equipment and components, gun care accessories, shooting sports accessories and industrial powerloads, and markets and distributes sports optical products. Major markets include two-step distributors, cooperative buying groups, mass merchants and government agencies. Identifiable assets consist of those assets used by the segments; corporate assets consist principally of cash and temporary investments, deferred income taxes and property, plant and equipment used by the corporate office.

In 1996, 1995 and 1994, no customer accounted for more than 10% of consolidated sales. In 1996, approximately 16.5% of sales by the Outdoor Products segment were to one customer. While the Company expects this business relationship to continue, the loss of this customer could affect the operations of the Outdoor Products segment. Each of the Company's segments purchase certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

Information on Geographic Areas
For the years ended the last day of February     1996        1995        1994
- -----------------------------------------------------------------------------
In thousands
Sales:
   United States                            $ 536,047   $ 493,293   $ 383,329
   Outside United States                      108,254      95,126     104,716
- -----------------------------------------------------------------------------
                                            $ 644,301   $ 588,419   $ 488,045
- -----------------------------------------------------------------------------
Operating income:
   United States                            $ 106,192   $  91,950   $  52,750
   Outside United States                        6,612       9,937      20,881
- -----------------------------------------------------------------------------
      Operating income from segments        $ 112,804   $ 101,887   $  73,631
- -----------------------------------------------------------------------------
Identifiable assets:
   United States                            $ 458,603   $ 422,017   $ 391,260
   Outside United States                       85,286      95,771     101,641
- -----------------------------------------------------------------------------
                                            $ 543,889   $ 517,788   $ 492,901
- -----------------------------------------------------------------------------

Included in United States sales were export sales of $106.2 million, $94.3 million and $54.5 million in 1996, 1995 and 1994. As a result of a contract manufacturing agreement with a subsidiary, sales of approximately $39 million and $35 million in fiscal 1996 and 1995, respectively, and the related operating income, which were classified as foreign sales and operating income in 1994 and prior years, are classified as United States export sales and operating income in fiscal 1996 and 1995. Total sales from international activities, including those in the above table and export sales, provided 33.3% of consolidated sales in fiscal 1996, 32.2% in fiscal 1995 and 32.7% in fiscal 1994. In fiscal 1996, 1995 and 1994, approximately 56.4%, 54.3% and 54.2%, respectively, of sales by the Outdoor Products segment were from international sources.

Information on Segments
For the years ended the last day of February     1996        1995        1994
- -----------------------------------------------------------------------------
In thousands
Sales:
   Outdoor products                         $ 291,621   $ 268,110   $ 234,502
   Industrial and power equipment             240,605     207,556     162,026
   Sporting equipment                         112,075     112,753      91,517
- -----------------------------------------------------------------------------
                                            $ 644,301   $ 588,419   $ 488,045
- -----------------------------------------------------------------------------
Operating income:
   Outdoor products                         $  57,410   $  49,583   $  33,974
   Industrial and power equipment              42,182      32,987      24,503
   Sporting equipment                          13,212      19,317      15,154
- -----------------------------------------------------------------------------
   Operating income from segments             112,804     101,887      73,631
   Corporate office expenses                  (18,721)    (24,967)    (23,046)
- -----------------------------------------------------------------------------
   Income from operations                      94,083      76,920      50,585
   Interest expense                           (10,886)    (11,186)    (11,052)
   Interest income                              3,177       2,340       1,501
   Other income (expense), net                    527      (2,179)     (4,619)
- -----------------------------------------------------------------------------
   Income before income taxes               $  86,901   $  65,895   $  36,415
- -----------------------------------------------------------------------------


Identifiable assets:
   Outdoor products                         $ 202,112   $ 199,489   $ 202,671
   Industrial and power equipment              95,842      82,959      69,230
   Sporting equipment                         118,422      71,777      59,152
   Corporate office                           100,875     100,743      88,648
   Discontinued operations                     26,638      62,820      73,200
- -----------------------------------------------------------------------------
                                            $ 543,889   $ 517,788   $ 492,901
- -----------------------------------------------------------------------------
Depreciation and amortization:
   Outdoor products                         $  12,720   $  13,771   $  14,511
   Industrial and power equipment               3,625       3,820       3,616
   Sporting equipment                           4,302       3,774       3,594
   Corporate office                             1,527       1,580       1,080
- -----------------------------------------------------------------------------
                                            $  22,174   $  22,945   $  22,801
- -----------------------------------------------------------------------------
Capital expenditures:
   Outdoor products                         $   6,753   $   4,939   $   5,335
   Industrial and power equipment               2,195       4,917         698
   Sporting equipment                           3,504       4,578       1,377
   Corporate office                             6,829         254       7,029
- -----------------------------------------------------------------------------
                                            $  19,281   $  14,688   $  14,439
- -----------------------------------------------------------------------------

NOTE 11:
SUPPLEMENTAL INFORMATION

The following balance sheet captions are comprised of the items specified below:

As of the last day of February                               1996          1995
- -------------------------------------------------------------------------------
In thousands
Accounts receivable:
   Trade accounts and other                             $ 120,852     $  89,790
   Billings on construction contracts:
      Current                                              20,813        32,029
      Retainage estimated to be collected
        within one year                                     2,117        11,457
   Income taxes receivable                                  7,277
   Allowance for doubtful accounts                         (3,853)       (2,611)
- -------------------------------------------------------------------------------
                                                        $ 147,206     $ 130,665
- -------------------------------------------------------------------------------
Inventories:
   Finished goods                                       $  50,752     $  35,769
   Work in process                                         14,879        14,075
   Raw materials and supplies                              28,482        27,231
- -------------------------------------------------------------------------------
                                                        $  94,113     $  77,075
- -------------------------------------------------------------------------------
Property, plant and equipment:
   Land                                                 $   6,400     $   6,575
   Buildings and improvements                              82,901        82,948
   Machinery and equipment                                154,626       153,617
   Furniture, fixtures and office equipment                22,311        21,892
   Transportation equipment                                23,571        11,083
   Construction in progress                                 5,739         3,693
   Accumulated depreciation                              (160,026)     (145,519)
- -------------------------------------------------------------------------------
                                                        $ 135,522     $ 134,289
- -------------------------------------------------------------------------------
Accounts payable:
   Trade accounts and other                             $  51,393     $  58,301
   Retainage estimated to be paid within one year              61         6,492
- -------------------------------------------------------------------------------
                                                        $  51,454     $  64,793
- -------------------------------------------------------------------------------
Accrued expenses:
   Salaries, wages and related withholdings             $  24,437     $  25,033
   Employee benefits                                        7,885         5,707
   Casualty insurance costs                                15,849        15,240
   Income taxes payable                                     4,229         6,327
   Other                                                   31,829        39,883
- -------------------------------------------------------------------------------
                                                        $  84,229     $  92,190
- -------------------------------------------------------------------------------
Other liabilities:
   Employee benefits                                    $  23,898     $  21,215
   Casualty insurance costs                                   396         3,749
   Other                                                    1,403         1,357
- -------------------------------------------------------------------------------
                                                        $  25,697     $  26,321
- -------------------------------------------------------------------------------

At February 29, 1996, the Company's manufacturing operation in Canada had net assets of $14.3 million which were subject to withdrawal restrictions resulting from a financing agreement. The majority of this amount was invested in property, plant and equipment.

Advertising costs were $11.9 million, $10.6 million and $8.9 million for 1996, 1995 and 1994.


Supplemental cash flow information is as follows (in thousands):

                                                     1996       1995       1994
- -------------------------------------------------------------------------------
Interest paid                                    $ 10,543   $ 10,328   $ 12,121
Income taxes paid                                  35,501     27,968     18,572
Capital lease obligations incurred                  7,124         34        106
Issuance of Company stock to employee
  benefits plan                                                  257      1,234
Acquisitions of businesses (see Note 4):
   Assets acquired                                 49,930     22,556
   Liabilities assumed and incurred               (12,534)   (12,406)
   Cash paid                                       37,396     10,150
- -------------------------------------------------------------------------------

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(unaudited)

The following table sets forth a summary of the quarterly results of operations for the two years ended the last day of February 1996.

                         First      Second       Third      Fourth      Fiscal
In thousands            Quarter     Quarter     Quarter     Quarter   Year Total
- --------------------------------------------------------------------------------
1996

Sales                 $ 164,189    $ 147,166   $ 157,964   $ 174,982   $ 644,301
Gross profit             55,052       48,752      55,041      58,134     216,979
Net income               14,279       11,822      15,187      13,505      54,793


                         First      Second       Third      Fourth      Fiscal
In thousands            Quarter     Quarter     Quarter     Quarter   Year Total
- --------------------------------------------------------------------------------
1995

Sales                  $ 145,684   $ 138,781   $ 157,459   $ 146,495   $ 588,419
Gross profit              48,519      47,094      52,963      49,025     197,601
Net income                 9,008       9,699      12,336       9,047      40,090

The first and third quarters include after-tax charges of $2.4 million and $2.3 million, respectively, for anticipated litigation and settlement costs related to the sale of a former subsidiary. The third and fourth quarters include after-tax charges of $1.3 million each for an environmental matter at the Company's Sporting Equipment segment's Lewiston, Idaho facility.





ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION

Not applicable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                     Reference
                                                                     ---------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                    9

     Consolidated Statements of Income for the years
     ended the last day of February 1996, 1995 and 1994                  10

     Consolidated Statements of Retained Earnings for the
     years ended the last day of February 1996, 1995 and 1994            10

     Consolidated Balance Sheets as of the last day of
     February 1996 and 1995                                              11

     Consolidated Statements of Cash Flows
     for the years ended the last day of
     February 1996, 1995 and 1994                                        12

     Consolidated Statements of Changes in Capital Stock
     Accounts for the years ended the last day of
     February 1996, 1995 and 1994                                        13

     Notes to Consolidated Financial Statements                       14 - 29

     Supplementary Data                                                  30

     (2) Schedules for the years ended the last day of February 1996, 1995 and 1994 *

               II.  Valuation and qualifying accounts                    35

* All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K in the Fourth Quarter

     None.

(c)  Exhibits required to be filed by Item 601 of Regulation S-K:

     *2       Plan and Agreement of Merger among Blount International, Inc., HBC
Transaction Subsidiary, Inc. and Blount, Inc., dated August 17, 1995 filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

    **3(a)    Restated Certificate of Incorporation of Blount, Inc.

     *3(b)    The Amended By-Laws of Blount, Inc. which were filed as Exhibit
3(b) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

     *4(a)    Registration Statement on Form S-2 (Reg. No. 33-62728) of Blount,
Inc. with respect to the 9% subordinated notes due June 2003 of Blount, Inc., including amendments and exhibits, which became effective on June 30, 1993 (Commission File No. 1-7002).

     *10(a)   $100 Million Revolving Credit Agreement of Blount, Inc. which was filed as Exhibit 10(w) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 28, 1995 (Commission File No. 1-7002).

27.  Financial Data Schedule.

*    Incorporated by reference.

**   Filed electronically herewith.  Copies of such exhibits may be obtained upon written request from:
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

Dated:  May 13, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 13, 1996


/s/ Winton M. Blount                    /s/ Alfred M. Gleason
Winton M. Blount                        Alfred M. Gleason
Chairman of the Board                   Director
and Director

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

/s/ Emory M. Folmar
Emory M. Folmar
Director