Form 10-K
period 1996-12-31
BLOUNT INC
filed 1997-03-03
CIK 12707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
{ } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                                       OR
{X} TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from March 1, 1996 to December 31, 1996

Commission file number 1-7002
                       ------

                                  BLOUNT, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

The registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

            Delaware                                   63-0593908
----------------------------------        ------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

4520 Executive Park Drive, Montgomery, Alabama               36116-1602
----------------------------------------------        ------------------------
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


Aggregate market value of voting stock held by nonaffiliates as of January 31,
------------------------------------------------------------------------------
1997:    $ None
--------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value, as of January 31, 1997:  1,000 shares
                                                      ------------

                     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None.

PART I

ITEM 1.  BUSINESS

Blount, Inc. ("the Company") is an international manufacturing company with operations in three business segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Company's current manufacturing operations date largely to the acquisition of Omark Industries, Inc. in 1985. The predecessor to the Company was founded in 1946 as a general construction company and, over the succeeding years, grew into one of the largest construction companies in the United States. In February, 1994, the construction business was discontinued. In November, 1995, through a merger agreement approved by its stockholders, the Company became a wholly-owned subsidiary of Blount International, Inc. Blount, Inc. and its subsidiaries are hereinafter referred to as the "Company."

The following text contains various trademarks of Blount, Inc. and its subsidiaries.

OUTDOOR PRODUCTS

The Company's Outdoor Products segment is comprised of the Oregon Cutting Systems Division ("Oregon") and Dixon Industries, Inc. ("Dixon"). Oregon produces a wide variety of saw chain, chain saw guide bars, saw chain drive sprockets and maintenance tools for use primarily on portable gasoline and electric chain saws, and mechanical timber harvesting equipment. The Oregon trademark is well known to end-users and the Company believes that it is the world leader in the production of saw chain. Oregon's saw chain and related products are used primarily by professional loggers, construction workers, farmers, arborists and homeowners. Oregon markets an Industrial Cutting System ("ICS"). ICS, a diamond-segmented chain cutting system for concrete (including steel-reinforced concrete), is a faster and more flexible concrete cutting method than others currently employed in the construction and demolition industries.

Sales derived from operations outside the United States accounted for 42%, and export sales accounted for an additional 25%, of Oregon's sales during the ten months ended December 31, 1996. Oregon manufactures saw chain and related products in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil.

Dixon, acquired in early fiscal 1991, has manufactured ZTR (zero turning radius) riding lawn mowers and related attachments since 1973. Dixon pioneered the development of ZTR and is the only manufacturer to offer a full line of ZTR lawn mowers for both homeowner and commercial applications. The latest addition to the line is Dixon's first ever walk-behind mower. Sales by Dixon accounted for 14% of Outdoor Products sales in the ten months ended December 31, 1996.

INDUSTRIAL AND POWER EQUIPMENT

The Company's Industrial and Power Equipment segment manufactures equipment for timber harvesting and log loading, industrial tractors and loaders, rotation bearings and mechanical power transmission components. The Company believes that it is a world leader in the manufacture of hydraulic timber harvesting equipment, which includes a line of self-propelled and truck-mounted loaders and feller bunchers (tractors with hydraulic attachments for felling timber) under the Prentice brand name; a line of tractors, feller bunchers and related attachments under the Hydro-Ax brand name; and a line of delimbers, slashers and firewood processors under the CTR brand name. Major users of these products include timber harvesters, land reclamation companies, contractors and scrap yard operators.

The Company's Industrial and Power Equipment segment has manufacturing facilities in Owatonna, Minnesota; Prentice and Spencer, Wisconsin; Tulsa, Oklahoma; and Zebulon and Union Grove, North Carolina. A majority of the components used in the Company's products are obtained from a number of domestic manufacturers.

Segment results during the ten months ended December 31, 1996, include sales of $36 million from Gear Products, Inc. ("Gear"), acquired by the Company early in fiscal 1992, and CTR Manufacturing, Inc. ("CTR"), acquired by the Company in early fiscal 1995. Gear designs, manufactures and distributes rotation bearings and mechanical power transmission components for manufacturers of equipment that serve the utility, man-lift, construction, forestry and marine industries. CTR designs, manufactures and distributes a line of slashers, delimbers, firewood processors and self-propelled carriers that serve the forest products industry.

SPORTING EQUIPMENT

The Company's Sporting Equipment segment manufactures small arms ammunition, reloading equipment, primers, gun care products and accessories, and is a distributor of imported sports optical products under the Simmons and Weaver brand names. Principal products include CCI and Speer ammunition sold for use by hunters, sportsmen and law enforcement and military personnel; RCBS reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition; Outers gun care and trap-shooting products; Ram-Line synthetic stocks, Polar Cap scope covers and other shooting sports accessories; Weaver shooting mounts and scopes; and Simmons binoculars, scopes and telescopes and other optical and hunting accessories. As a result of its acquisition of Simmons Outdoor Corporation in December 1995, the Company added over 250 models of binoculars, scopes, telescopes and other optical accessories to its product line. Sales by Simmons accounted for 32% of Sporting Equipment sales in the ten months ended December 31, 1996. The Company believes that it is a market leader in the domestic gun care and reloading markets with high levels of brand name recognition in each of these areas. The Sporting Equipment segment also produces industrial powerloads which are used in the construction industry to drive fastening pins into metal or concrete.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Analysis of Results of Operations" on pages 7 through 9 and Note 10 of Notes to Consolidated Financial Statements on pages 25 through 27.


ITEM 2.  PROPERTIES

The corporate headquarters of the Company occupy executive offices at 4520 Executive Park Drive, Montgomery, Alabama.

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil and sales and distribution offices are located in Europe and Japan. Lawn mowers and related attachments are manufactured at a plant in Coffeyville, Kansas. Log loaders, feller-bunchers and accessories for automated forestry equipment are manufactured at plants in Prentice and Spencer, Wisconsin; Zebulon and Union

Grove, North Carolina; and Owatonna, Minnesota. Rotation bearings and mechanical power transmission components are manufactured at a plant in Tulsa, Oklahoma. Sporting ammunition, reloading equipment products, gun care equipment, industrial powerloads and shooting sports accessories are manufactured at plants in Lewiston, Idaho; Oroville, California; and Onalaska, Wisconsin. The Company's sporting optics and hunting accessory distributor maintains executive offices in Tallahassee, Florida and a warehouse facility in Thomasville, Georgia.

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

For information regarding restrictions on the Company's ability to pay cash dividends, see Note 3 of Notes to Consolidated Financial Statements on pages 18 and 19.

For information regarding restrictions on the net assets of foreign subsidiaries, see Note 11 of Notes to Consolidated Financial Statements on pages 28 and 29.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

OPERATING RESULTS

In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements. As a result of the change in fiscal year, the audited financial statements include the results for the ten-month transition period ended December 31, 1996 ("transition period"). This discussion and analysis includes a discussion of the ten months ended December 31, 1996 compared to the similar period for the prior calendar year, and the fiscal year ended February 29, 1996 compared to the fiscal year ended February 28, 1995.

TEN MONTHS ENDED DECEMBER 31, 1996 (AUDITED) COMPARED TO TEN MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

Sales during the transition period were $526.7 million compared to $521.6 million in the comparable period of the prior year. Income from continuing operations was flat at $44.8 million compared to $43.9 million for the same period last year. Net income of $46.2 million in the transition period includes income of $1.4 million from discontinued operations, principally due to favorable claim settlements and improved international job profits. These operating results reflect continuing strong performance by the Outdoor Products segment and improved performance by the Sporting Equipment segment, offset by lower sales and earnings from the Industrial and Power Equipment segment, primarily due to unfavorable market conditions.

Selling, general and administrative expenses were 20% of sales in the transition period compared to 19% in same period of the prior year. Total selling, general and administrative expenses were higher during the transition period, principally due to the inclusion of Simmons Outdoor Corporation ("Simmons"), acquired in December 1995, in the consolidated financial statements for the entire ten-month period of the current year. Total backlog was $74.2 million at December 31, 1996 compared to $112.8 million at February 29, 1996 as depressed pulp prices and excessively high mill inventories contributed to a significant reduction in order backlog for forestry harvesting equipment, and sporting equipment backlog declined as the market slowdown which began last year continued to affect this segment.

The Outdoor Products segment consists of the Company's Oregon Cutting Systems Division ("Oregon") and Dixon Industries, Inc. ("Dixon"). Sales and operating income for the Outdoor Products segment for the transition period were $239.3 million and $50.7 million, respectively, compared to $238.2 million and $46.8 million during the same period in 1995. The operating results for this segment reflect an increase in sales and operating income of $3.5 million and $5.3 million, respectively, at Oregon, partially offset by lower sales and operating income from Dixon. Oregon's results reflect a 4% increase in the sales volume of saw chain and an 8% increase in the sales volume of saw bars, Oregon's two principal products, partially offset by lower average selling prices. Lower foreign exchange expenses and improved manufacturing costs contributed to higher margins during the current year. A significant part of Oregon's operations are conducted in foreign countries and, as a result, fluctuations in foreign exchange rates impact the amount of reported sales, operating margins and the amount of foreign exchange adjustments reflected in income. Oregon has manufacturing facilities in Brazil whose operations have historically been significantly affected by high inflation, currency devaluation and resulting governmental policies. During the transition period, operating income from Brazil was $0.7 million compared to an operating loss of $0.7 million during the comparable period of the prior year. Unfavorable weather conditions in the spring adversely affected the lawncare market. As a result, the volume of mowers sold by Dixon was approximately 9% less during the transition period as compared to the same period last year. Dixon's sales and operating income were $34.4 million and $5.4 million, respectively, in the transition period compared to $36.8 million and $6.7 million during the comparable period of the prior year. In 1997, management expects another good year for both Oregon and Dixon, assuming normal market and weather conditions.

Market conditions adversely affected the Industrial and Power Equipment segment during the transition period. Sales and operating income were $165.7 million and $24.0 million, respectively, compared to $196.8 million and $34.2 million during the comparable period of the prior year. The sales reduction resulted principally from lower sales of forestry harvesting equipment as a result of the adverse effect of depressed pulp prices and high mill inventories. The number of units of loaders and tractors sold by this segment during the ten months ended December 31, 1996, was approximately 24% lower than the comparable period in 1995. The Company expects the trend of lower than normal sales to continue into 1997 until pulp prices and mill inventories return to more normal levels. The reduction in operating income is due to the effect of the sales decline, partially offset by an increase in sales and operating income at the Company's Gear Products, Inc. subsidiary, resulting primarily from a higher sales volume of rotation bearings.

The operating results for the Sporting Equipment segment improved significantly during the ten months ended December 31, 1996, reflecting the favorable impact of including Simmons, acquired in December 1995, for the entire ten-month period in 1996. Total segment sales and operating income were $121.7 million and $16.5 million, respectively, during the transition period compared to $86.6 million and $9.9 million during the same period in 1995. Simmons added sales of $39.1 million and operating income of $4.6 million in the transition period. Sales at the remaining Sporting Equipment operations were approximately 4.6% lower during the current ten-month period due to a continued market slowdown. Operating income increased by $1.9 million at these Sporting Equipment operations in the transition period principally due to reduced selling, general and administrative expenses and income of $1.9 million resulting from the resolution of an environmental matter at the Company's Lewiston, Idaho facility. The Company is currently experiencing, in select product areas of the Sporting Equipment segment, a slow return to normal market levels.

TWELVE MONTHS ENDED FEBRUARY 29, 1996 (AUDITED) COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 1995 (AUDITED)

On November 3, 1995, a merger agreement ("the merger") was approved in which the Company became a wholly-owned subsidiary of Blount International, Inc. The Company reported record sales and income from continuing operations for fiscal 1996. The Outdoor Products and Industrial and Power Equipment segments continued their excellent performance during fiscal 1996, while the results from the Sporting Equipment segment were adversely affected by a general industry slowdown. Overall, operating income from segments increased by 11% during fiscal 1996. Sales for fiscal 1996 were $644.3 million compared to $588.4 million for fiscal 1995. Net income was $54.8 million for fiscal 1996 compared to $40.1 million for the prior year.

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

The Company's Outdoor Products segment established record levels of sales and operating income again in fiscal 1996. Sales for the Outdoor Products segment were $291.6 million in fiscal 1996 compared to $268.1 million during fiscal 1995. Operating income increased to $57.4 million during fiscal 1996 from $49.6 million in fiscal 1995. The improved results for this segment were primarily due to an increase in sales and operating income of $20.2 million and $5.2 million, respectively, at Oregon. This reflects a 9% increase in the sales volume of saw chain and a 19% increase in the sales volume of saw bars, Oregon's two principal products, principally to foreign markets. Due to a deteriorating financial climate and the discontinuance of a local product line, operations in Brazil incurred an operating loss of $0.6 million in fiscal 1996 compared to operating income of $2.4 million in fiscal 1995. Sales and operating income at other units of the Outdoor Products segment, principally Dixon, were up by 8% to $45.3 million and 38% to $9.7 million, respectively, in fiscal 1996, principally as a result of a 17% increase in the sales volume of riding lawn mowers.

During fiscal 1996, the Industrial and Power Equipment segment continued its impressive performance. Sales and operating income were $240.6 million and $42.2 million, respectively, during fiscal 1996 compared to $207.5 million and $33.0 million during the prior year. The improved operating results reflect higher average selling prices and a better sales mix for timber harvesting equipment, and improved sales and operating income at the Company's CTR Manufacturing, Inc. and Gear Products, Inc. subsidiaries, primarily due to higher volume.

The Sporting Equipment segment experienced a downturn during fiscal 1996. In the aftermath of the prior year's booming domestic market, an industry slowdown occurred. Sales for the Sporting Equipment segment were $112.1 million for fiscal 1996, including $6.5 million from the late year acquisition of Simmons, compared to $112.8 million during the prior year. Operating income was down to $13.2 million for fiscal 1996 as compared to $19.3 million during fiscal 1995. These results reflect the reduced demand, higher raw material costs, costs associated with temporary plant shutdowns during the second quarter and a loss from the Ram-Line operation acquired late in fiscal 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder, Blount, Inc.:


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blount, Inc. and subsidiaries as of December 31, 1996 and February 29, 1996, and the consolidated results of their operations and their cash flows for the ten-month period ended December 31, 1996, and each of the two years in the period ended February 29, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Atlanta, Georgia
January 28, 1997

CONSOLIDATED STATEMENTS OF INCOME
Blount, Inc. and Subsidiaries


                                                                Twelve months
                                           Ten months ended     ended the last
(Amounts in millions,                        December 31,      day of February,
except per share data)                      1996      1995      1996      1995
---------------------------------------    ------    ------    ------    ------
                                                   (Unaudited)
Sales                                      $526.7    $521.6    $644.3    $588.4
Cost of sales                               346.5     346.0     427.3     390.8
---------------------------------------    ------    ------    ------    ------
Gross profit                                180.2     175.6     217.0     197.6
Selling, general and administrative
expenses                                    104.0      99.2     122.9     120.7
---------------------------------------    ------    ------    ------    ------
Income from operations                       76.2      76.4      94.1      76.9
Interest expense                             (7.9)     (8.9)    (10.9)    (11.1)
Interest income                               2.3       3.1       3.2       2.3
Other income (expense), net                   0.2       0.3       0.5      (2.2)
---------------------------------------    ------    ------    ------    ------
Income before income taxes                   70.8      70.9      86.9      65.9
Provision for income taxes                   26.0      27.0      32.1      25.8
---------------------------------------    ------    ------    ------    ------
Income from continuing operations            44.8      43.9      54.8      40.1
Discontinued operations -
  Income on disposal, net                     1.4
---------------------------------------    ------    ------    ------    ------
Net income                                 $ 46.2    $ 43.9    $ 54.8    $ 40.1
---------------------------------------    ------    ------    ------    ------

The accompanying notes are an integral part of the audited financial statements.

In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements. Unaudited financial information for the ten months ended December 31, 1995 is also presented above.

CONSOLIDATED BALANCE SHEETS
Blount, Inc. and Subsidiaries
                                                             December 31,   February 29,
(Dollar amounts in millions, except share data)                  1996           1996
-------------------------------------------------            ------------   ------------
Assets
-------------------------------------------------            ------------   ------------
Current assets:
  Cash and cash equivalents, including short-term
  investments of $55.3 and $11.4                                   $ 58.7         $ 14.6
  Accounts receivable, net of allowance for
  doubtful accounts of $3.0 and $3.9                                121.9          147.2
  Inventories                                                        82.0           94.1
  Deferred income taxes                                              20.9           23.5
  Other current assets                                                3.5            3.5
-------------------------------------------------            ------------   ------------
    Total current assets                                            287.0          282.9
Property, plant and equipment, net of accumulated
depreciation of $170.2 and $160.0                                   131.7          135.5
Cost in excess of net assets of acquired businesses, net             85.4           88.1
Other assets                                                         35.7           37.4
-------------------------------------------------            ------------   ------------
Total Assets                                                       $539.8         $543.9
-------------------------------------------------            ------------   ------------
Liabilities and Stockholder's Equity
-------------------------------------------------            ------------   ------------
Current liabilities:
  Notes payable and current maturities of long-term debt           $  1.2         $ 11.7
  Accounts payable                                                   36.2           51.4
  Accrued expenses                                                   75.0           86.2
-------------------------------------------------            ------------   ------------
    Total current liabilities                                       112.4          149.3
Long-term debt, exclusive of current maturities                      84.6           95.9
Deferred income taxes, exclusive of current portion                  15.8           20.6
Other liabilities                                                    27.8           25.7
-------------------------------------------------            ------------   ------------
    Total liabilities                                               240.6          291.5
-------------------------------------------------            ------------   ------------
Commitments and Contingent Liabilities
-------------------------------------------------            ------------   ------------
Stockholder's equity:
Common stock: par value $.01 per share; 1,000 shares issued             -              -
Capital in excess of par value of stock                              26.8           25.9
Retained earnings                                                   264.5          218.3
Accumulated translation adjustment                                    7.9            8.2
-------------------------------------------------            ------------   ------------
    Total stockholder's equity                                      299.2          252.4
-------------------------------------------------            ------------   ------------
Total Liabilities and Stockholder's Equity                         $539.8         $543.9
-------------------------------------------------            ------------   ------------

The accompanying notes are an integral part of the audited financial statements.

In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount, Inc. and Subsidiaries
                                                                         Twelve months
                                                     Ten months ended    ended the last
                                                       December 31,     day of February,
(Dollar amounts in millions)                          1996     1995      1996     1995
---------------------------------------------        ------   ------    ------   ------
                                                            (Unaudited)
Cash flows from operating activities:
Net income                                           $ 46.2   $ 43.9    $ 54.8   $ 40.1
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation, amortization and other
  noncash charges                                      19.6     18.3      22.3     23.5
  Deferred income taxes                                (2.1)    (0.6)      3.7     (1.2)
  Loss (gain) on disposals of property, plant
  and equipment                                        (0.9)     0.3       1.0      0.4
  Changes in assets and liabilities, net
  of effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable         25.3     13.9     (16.7)     5.5
    (Increase) decrease in inventories                 11.4     (2.1)     (0.3)   (13.0)
    Increase in other assets                           (1.8)    (8.5)     (4.8)    (2.6)
    Decrease in accounts payable                      (15.5)   (15.9)     (6.9)    (9.9)
    Increase (decrease) in accrued expenses            (9.2)    (9.4)     (9.3)     1.9
    Decrease in other liabilities                      (0.1)    (6.0)     (2.8)   (13.1)
---------------------------------------------        ------   ------    ------   ------
  Net cash provided by operating activities            72.9     33.9      41.0     31.6
---------------------------------------------        ------   ------    ------   ------
Cash flows from investing activities:
Proceeds from sales of businesses and property,
plant and equipment                                     1.8      5.0       5.1      3.0
Purchases of property, plant and equipment            (18.7)   (16.0)    (18.5)    (9.8)
Acquisitions of businesses                                     (37.4)    (37.4)   (10.2)
---------------------------------------------        ------   ------    ------   ------
  Net cash used in investing activities               (16.9)   (48.4)    (50.8)   (17.0)
---------------------------------------------        ------   ------    ------   ------
Cash flows from financing activities:
Net increase (reduction) in short-term borrowings      (1.6)     1.9       0.8     (0.5)
Issuance of long-term debt                                                         11.8
Reduction of long-term debt                           (13.9)   (15.6)    (15.7)   (20.5)
(Increase) decrease in restricted funds                 2.7      1.5       2.6    (10.1)
Dividends paid                                                  (5.3)     (7.8)    (6.2)
Other                                                   0.9      1.9       1.9      1.3
---------------------------------------------        ------   ------    ------   ------
  Net cash used in financing activities               (11.9)   (15.6)    (18.2)   (24.2)
---------------------------------------------        ------   ------    ------   ------
Net increase (decrease) in cash and cash equivalents   44.1    (30.1)    (28.0)    (9.6)
---------------------------------------------        ------   ------    ------   ------
Cash and cash equivalents at beginning of period       14.6     42.6      42.6     52.2
---------------------------------------------        ------   ------    ------   ------
Cash and cash equivalents at end of period           $ 58.7   $ 12.5    $ 14.6   $ 42.6
---------------------------------------------        ------   ------    ------   ------

The accompanying notes are an integral part of the audited financial statements.

In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements. Unaudited financial information for the ten months ended December 31, 1995 is also presented above.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Blount, Inc. and Subsidiaries


                                               Capital               Accumulated
                                    Common    In Excess   Retained   Translation
(Dollar amounts in millions)        Stock      of Par     Earnings   Adjustment
---------------------------        --------   ---------   --------   -----------
Balance, February 28, 1994          $   -       $22.0      $137.4       $ 7.4
Exercise of employee stock
  options                                         1.2
Issuance of shares under
  dividend reinvestment plan                      0.1
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                     0.9
Other shares issued                               0.2
Net income                                                   40.1
Dividends                                                    (6.2)
---------------------------        --------   ---------   --------   -----------
Balance, February 28, 1995              -        23.5       171.3         8.3
Exercise of employee stock
  options                                         2.3
Issuance of shares under
  dividend reinvestment plan                      0.1
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                    (0.1)
Net income                                                   54.8
Dividends                                                    (7.8)
---------------------------        --------   ---------   --------   -----------
Balance, February 29, 1996              -        25.9       218.3         8.2
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                    (0.3)
Other                                             0.9
Net income                                                   46.2
---------------------------        --------   ---------   --------   -----------
Balance, December 31, 1996          $   -       $26.8      $264.5       $ 7.9
---------------------------        --------   ---------   --------   -----------

The accompanying notes are an integral part of the audited financial statements.

In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Blount, Inc. and Subsidiaries

NOTE 1:
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation:
The consolidated financial statements include the accounts of Blount, Inc. and its subsidiaries ("the Company"). All significant intercompany balances and transactions are eliminated in consolidation. The Company is a wholly-owned subsidiary of Blount International, Inc.

Change in fiscal year:
In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. Accordingly, the audited financial statements include the results for the ten-month period ended December 31, 1996 ("transition period"), and the prior two fiscal years ended February 29, 1996 ("fiscal 1996"), and February 28, 1995 ("fiscal 1995"). In addition to the basic audited financial statements and related notes, unaudited financial information for the ten-month period ended December 31, 1995, has been presented to enhance comparability.

Reclassifications:
Certain amounts in the fiscal 1996 and fiscal 1995 financial statements and notes to consolidated financial statements have been reclassified to conform with the transition period presentation.

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

Checks in transit are classified as accounts payable to the extent the aggregate of such checks exceeds available cash balances not temporarily invested. Checks classified as accounts payable were $2.8 million and $7.0 million as of December 31, 1996, and February 29, 1996. All other checks in transit are recorded as reductions of cash.

Inventories:
Inventories are stated at the lower of first-in, first-out cost or market.

Property, plant and equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases which are essentially installment purchases are capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to costs and expenses was $16.4 million, $19.3 million and $19.8 million in the transition period, fiscal 1996 and fiscal 1995.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three reporting periods ended December 31, 1996.

Cost in excess of net assets of acquired businesses:
The excess cost is being amortized by the straight-line method over periods ranging from 30 to 40 years. Accumulated amortization was $21.7 million and $19.5 million as of December 31, 1996, and February 29, 1996. The excess cost is evaluated for impairment based on the historic and estimated future profitability and cash flows of the business units to which it relates. Adjustments to carrying value are made if required.

Insurance accruals:
It is the Company's policy to retain a portion of expected losses related to workers' compensation and general, product and vehicle liability through large retentions or deductibles under its insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Foreign currency:
For foreign subsidiaries which have a majority of transactions denominated in U.S. dollars or conduct operations in a highly inflationary economy, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated into U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are accumulated in a separate component of stockholder's equity. The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments reduced pretax income by $0.1 million, $1.9 million and $0.7 million in the transition period, fiscal 1996 and fiscal 1995.

Revenue recognition:
The Company's policy is to record sales as orders are shipped.

Research and development:
Expenditures for research and development are expensed as incurred. These costs were $6.0 million, $8.8 million and $7.7 million for the transition period, fiscal 1996 and fiscal 1995.

NOTE 2:
INCOME TAXES

The provision for income taxes attributable to continuing operations is as follows:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
(Dollar amounts in millions)                     1996           1996      1995
---------------------------------------    ----------------    ------    ------
Current provision:
   Federal                                      $ 24.9         $ 22.2    $ 18.7
   State                                           0.8            2.1       3.5
   Foreign                                         2.4            4.0       5.2
Deferred provision (benefit):
   Federal                                        (3.6)           4.4      (1.0)
   State                                           0.4            0.5
   Foreign                                         1.1           (1.1)     (0.6)
---------------------------------------         ------         ------    ------
                                                $ 26.0         $ 32.1    $ 25.8
---------------------------------------         ------         ------    ------


A reconciliation of the provision for income taxes attributable to continuing operations to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is as follows:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
(Dollar amounts in millions)                     1996           1996      1995
---------------------------------------    ----------------    ------    ------
Income before income taxes:
   Domestic                                     $ 62.3         $ 80.8    $ 56.0
   Foreign                                         8.5            6.1       9.9
---------------------------------------         ------         ------    ------
                                                $ 70.8         $ 86.9    $ 65.9
---------------------------------------         ------         ------    ------
                                                     %              %         %
Statutory tax rate                                35.0           35.0      35.0
Impact of earnings of foreign operations           0.7            0.2      (1.0)
State income taxes, net of federal
tax benefit                                        1.5            2.3       3.5
Permanent differences between book
bases and tax bases                                1.5            1.0       1.7
Other items, net                                  (2.0)          (1.6)
---------------------------------------         ------         ------    ------
Effective income tax rate                         36.7           36.9      39.2
---------------------------------------         ------         ------    ------


All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

As of December 31, 1996, and February 29, 1996, deferred income tax assets were $34.7 million and $37.6 million and deferred income tax liabilities were $29.6 million and $34.6 million. Deferred income taxes applicable to principal temporary differences are as follows:

                                                     December 31,  February 29,
(Dollar amounts in millions)                                 1996          1996
--------------------------------------------------   ------------  ------------
Property, plant and equipment basis differences         $    19.7     $    20.2
Employee benefits                                           (13.0)        (12.4)
Other accrued expenses                                      (18.6)        (19.2)
Other - net                                                   6.8           8.5
--------------------------------------------------      ---------     ---------
                                                        $    (5.1)    $    (2.9)
--------------------------------------------------      ---------     ---------


Deferred income taxes of approximately $2.8 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $34.7 million as the earnings are considered to be permanently reinvested.

The Company has settled its issues with the Internal Revenue Service through the 1990 fiscal year with no material adverse effect. The periods from fiscal 1991 through the transition period are still open for review.


NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt consists of the following:

                                                     December 31,  February 29,
(Dollar amounts in millions)                                 1996          1996
--------------------------------------------------   ------------  ------------
9% subordinated notes                                   $    68.8     $    79.4
Industrial development revenue bonds payable,
maturing between 1997 and 2013, interest at varying
rates (principally 4.5% at December 31, 1996)                16.1          16.4
Other long-term debt, interest at 8%                                        2.5
Lease purchase obligations, interest at varying
rates, payable in installments to 2001                        0.6           0.8
--------------------------------------------------      ---------     ---------
                                                             85.5          99.1
Less current maturities                                      (0.9)         (3.2)
--------------------------------------------------      ---------     ---------
                                                        $    84.6     $    95.9
--------------------------------------------------      ---------     ---------

Maturities of long-term debt and the principal and interest payments on long-term capital leases are as follows:

                                                     Capital Leases
                                              ---------------------       Total
(Dollar amounts in millions)          Debt    Principal    Interest    Payments
-------------------------------   ---------   ---------   ---------   ---------
1997                               $  0.4       $ 0.5       $ 0.1       $ 1.0
1998                                  0.4         0.1                     0.5
1999                                  0.3                                 0.3
2000                                  0.3                                 0.3
2001                                  0.3                                 0.3
2002 and beyond                      83.2                                83.2
-------------------------------   ---------   ---------   ---------   ---------
                                   $ 84.9       $ 0.6       $ 0.1       $85.6
-------------------------------   ---------   ---------   ---------   ---------


At December 31, 1996, no amounts were outstanding under the Company's $100 million revolving credit agreement with a group of five banks. The $100 million agreement expires December 1999 and provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates may vary based on cash flow and leverage ratios. In addition, a commitment fee which varies to a maximum of 1/2% is charged on the total commitment. The agreement contains covenants relating to liens, subsidiary debt, transactions with affiliates, acquisitions, consolidations, mergers and sales of assets, and requires the Company to maintain certain specified debt-to-equity and fixed charge coverage ratios.

The proceeds from industrial development revenue bonds of $11.8 million issued in fiscal 1995 are held in trust and released as qualified capital expenditures are made. As of December 31, 1996, and February 29, 1996, $4.9 million and $7.6 million were held in trust and are included in "Other assets" in the Company's consolidated balance sheets.

The Company has 9% senior subordinated notes ("the 9% notes") outstanding in the principal amount of $68.8 million maturing on June 15, 2003. In July 1996, the Company repurchased approximately $10.6 million of the 9% notes with no material gain or loss. During fiscal 1995, approximately $20 million of the 9% notes were repurchased with no material gain or loss. The 9% notes are redeemable at the election of the Company, in whole or in part, at any time on or after June 15, 1998, initially at 103 3/8% of the principal amount and thereafter at prices declining to par on June 15, 2001. The 9% notes were issued under an indenture ("the indenture") between the Company and a major bank as trustee. The indenture restricts the Company's ability to incur additional debt, pay dividends, make certain investments, dispose of assets, create liens on assets and merge or consolidate with another entity.

In August 1995, the Company entered into an agreement expiring August 31, 1998 with certain financial organizations under which it may sell up to $25 million of undivided interests in a pool of eligible accounts receivable in which the purchasers retain a security interest. The purchasers' level of investment may fluctuate based on the level of the eligible receivables in the pool. No receivables have ever been sold under this agreement.

Under the most restrictive debt requirement, retained earnings of approximately $78.9 million were available for the payment of dividends at December 31, 1996.

As of December 31, 1996 and February 29, 1996, the weighted average interest rate on short-term borrowings was 9.2% and 8.4%, respectively.

NOTE 4:
ACQUISITIONS AND DISPOSALS

In January 1997, the Company acquired the outstanding capital stock of the Frederick Manufacturing Corporation and Orbex, Inc. for approximately $19 million, subject to post-closing adjustments. The principal products of the acquired companies are accessories for lawn mowers and sporting goods. The combined sales and pretax income of the acquired companies for their most recent year was $19.8 million and $2.5 million, respectively.

In the transition period, income of $1.4 million, net of income taxes of $0.9 million, was recognized for disposal of the discontinued construction segment, primarily due to favorable claim settlements and improved international job profits.

In December 1995, the Company acquired the outstanding capital stock of Simmons Outdoor Corporation ("Simmons"), a sports optics distributor. The purchase price was approximately $38 million. The acquisition has been accounted for by the purchase method, and the net assets and results of operations of Simmons have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over 40 years. Sales and pretax income for Simmons for 1995 were $40.9 million and $1.6 million, respectively.

During fiscal 1996, Pozzo Construction Co., Inc. was sold with no material effect on the Company's financial condition.

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


NOTE 5:
CAPITAL STOCK

The Company has authorized 1,000 shares of Common Stock, $.01 par value.


NOTE 6:
PENSION PLANS

The Company maintains a funded, non-contributory, trusteed, defined benefit pension plan covering the majority of domestic employees. In addition, the Company sponsors certain supplemental defined benefit plans and employees of certain foreign operations participate in local plans.

The formulas of defined benefit plans generally base pension benefits paid to retired employees upon their length of service and a percentage of average compensation during certain years of employment. The plans' assets are invested principally in equity funds, bond funds and temporary cash investments. The actuarial method used for financial reporting purposes is the projected unit credit method. The components of pension expense for Company-sponsored defined benefit plans were:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
(Dollar amounts in millions)                     1996           1996      1995
---------------------------------------    ----------------    ------    ------
Service cost - benefits earned                  $  3.7         $  3.4    $  3.8
Interest cost                                      5.5            5.8       5.1
Actual return on plan assets                      (7.3)         (11.1)     (0.7)
Net amortization and deferral                      2.4            6.8      (2.4)
-----------------------------------------       ------         ------    ------
                                                $  4.3         $  4.9    $  5.8
-----------------------------------------       ------         ------    ------


The Company's general funding policy for qualified plans is to fund amounts deductible for income tax purposes. A Rabbi Trust has been established for the purpose of funding certain non-qualified benefits. The funded status of qualified and non-qualified defined benefit plans was as follows:

                                                       December 31, 1996           February 29, 1996
                                             --------------------------- ---------------------------
                                             Assets Exceed   Accumulated Assets Exceed   Accumulated
                                               Accumulated      Benefits   Accumulated      Benefits
(Dollar amounts in millions)                      Benefits Exceed Assets      Benefits Exceed Assets
-------------------------------------------  ------------- ------------- ------------- -------------
Actuarial present value of projected
benefit obligation:
   Vested                                        $   50.8      $    4.2      $   50.9      $    3.8
   Nonvested                                          3.1           0.1           2.7           0.4
-------------------------------------------      --------      --------      --------      --------
Accumulated benefit obligation                       53.9           4.3          53.6           4.2
Effect of projected compensation increases           22.5           1.1          23.6           1.0
-------------------------------------------      --------      --------      --------      --------
Projected benefit obligation                         76.4           5.4          77.2           5.2
Plan assets at fair value                            82.0                        79.9
-------------------------------------------      --------      --------      --------      --------
Plan assets greater (less) than
   projected benefit obligation                       5.6          (5.4)          2.7          (5.2)
Unrecognized transition (asset) obligation           (1.0)          0.3          (1.3)          0.4
Unrecognized prior service liability                  1.0           0.3           2.1           0.4
Unrecognized net loss                                 5.2           0.7           8.0           0.8
-------------------------------------------      --------      --------      --------      --------
Net prepaid (accrued) pension cost               $   10.8      $   (4.1)     $   11.5      $   (3.6)
-------------------------------------------      --------      --------      --------      --------

During the transition period, the domestic funded defined benefit plan settled the pension obligation to certain retirees of discontinued operations for approximately $8.4 million. The weighted average rate assumptions used in the transition period, fiscal 1996 and fiscal 1995 to determine pension expense and related pension obligations for domestic and foreign defined benefit plans were as follows:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
                                                 1996           1996      1995
---------------------------------------    ----------------    ------    ------
Discount rate                                    7.6%           7.6%      8.5%
Rate of increase in compensation levels          4.2%           4.1%      4.3%
Expected long-term rate of return on
plan assets                                      8.7%           8.7%      8.7%
---------------------------------------         ------         ------    ------


The Company's share of unfunded liability, if any, related to multi-employer pension plans is not determinable.

The Company provides a defined contribution 401(k) plan to the majority of domestic employees and matches a portion of employee contributions. The expense was $2.4 million, $2.8 million and $2.1 million in the transition period, fiscal 1996 and fiscal 1995.


NOTE 7:
POSTRETIREMENT INSURANCE BENEFITS

The Company sponsors plans which provide postretirement health care and life insurance benefits ("postretirement benefits") to eligible domestic retirees. The Company has funded the estimated liability for retirees of a certain operation sold in a prior year. Other postretirement benefit plans are not funded and benefit payments are made as they become due.

Net periodic postretirement benefit expense consisted of the following components:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
(Dollar amounts in millions)                     1996           1996      1995
---------------------------------------    ----------------    ------    ------
Service cost - benefits earned                  $  0.3         $  0.3    $  0.3
Interest cost                                      0.9            1.3       1.3
Actual return on plan assets                      (0.2)          (0.3)     (0.1)
Net amortization and deferral                      0.1            0.1      (0.1)
----------------------------------------        ------         ------    ------
                                                $  1.1         $  1.4    $  1.4
----------------------------------------        ------         ------    ------

The accumulated postretirement benefit obligation for the funded plan was $2.2 million and $2.3 million as of December 31, 1996 and February 29, 1996. A reconciliation of the accumulated postretirement benefit obligation to the accrued liability included in the Company's balance sheets follows:

                                                    December 31,   February 29,
(Dollar amounts in millions)                                1996           1996
--------------------------------------------------  ------------   ------------
Accumulated postretirement benefit obligation:
   Retirees                                    $    10.6      $    10.5
   Fully eligible active plan participants                   2.5            2.2
   Other active plan participants                            2.6            2.0
--------------------------------------------------     ---------      ---------
                                                            15.7           14.7
Plan assets at fair value                                    2.1            2.1
--------------------------------------------------     ---------      ---------
Postretirement benefits in excess of assets                (13.6)         (12.6)
Unrecognized net loss                                        1.3            0.8
--------------------------------------------------     ---------      ---------
Accrued postretirement benefit cost                    $   (12.3)     $   (11.8)
--------------------------------------------------     ---------      ---------


The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7 1/2% in the transition period and fiscal 1996, and 8 1/2% in fiscal 1995. The expected long-term rate of return on plan assets was 8 3/4% in the transition period, fiscal 1996 and fiscal 1995. A 9% annual rate of increase in the cost of health care benefits was assumed for the transition period; the rate was assumed to decrease 1% per year until 4% is reached, remain at that level for ten years and then decrease to the ultimate trend rate of 3%. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by 10.0% and the aggregate of the service and interest cost components of net periodic expense for the transition period by 11.5%.


NOTE 8:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in one to nine years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996, are as follows (in millions): 1997--$3.7; 1998--$2.3; 1999--$1.2; 2000--$0.8; 2001--$0.8 and 2002
and beyond--$1.3. Rentals charged to costs and expenses under cancelable and noncancelable lease arrangements were $5.0 million, $6.3 million and $5.2 million for the transition period, fiscal 1996 and fiscal 1995, respectively.

In 1989, the United States Environmental Protection Agency ("EPA") designated a predecessor of the Company as one of four potentially responsible parties ("PRPs") with respect to the Onalaska Municipal Landfill in Onalaska, Wisconsin ("the Site"). The waste complained of was placed in the landfill prior to 1981 by a corporation, some of whose assets were later purchased by a predecessor of the Company. It is the view of management that because the Company's predecessor corporation purchased assets rather than stock, the Company is not liable and is not properly a PRP. Although management believes the EPA is wrong on the successor liability issue, with other PRPs, the Company made a good faith offer to the EPA to pay a portion of the Site clean-up costs. The offer was rejected and the EPA and State of Wisconsin ("the State") proceeded with the clean-up at a cost of approximately $12 million. The EPA and the State brought suit in 1996 against the Town of Onalaska ("the Town") and a second PRP, Metallics, Inc., to recover response costs. On December 18, 1996, the United States District Court for the Western District of Wisconsin approved and entered Consent Decrees pursuant to which the Town and Metallics, Inc. settled the suit and will pay a total of over $1.8 million to the EPA and the State. The Company continues to maintain that it is not a liable party. The EPA has not taken action against the Company, nor has the EPA accepted the Company's position.
The Company does not know the financial status of the other named and unnamed PRPs who may have liability with respect to the Site. Management does not expect the situation to have a material adverse effect on consolidated financial condition or operating results.

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

At December 31, 1996, there were outstanding bank letters of credit in the approximate amount of $7.4 million issued principally in connection with various foreign construction contracts of the discontinued construction segment for which there is contingent liability to the issuing banks in the event payment is demanded by the holder.

NOTE 9:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

At December 31, 1996, substantially all of the Company's trade and other accounts receivable of $116.0 million (see Note 11) arose from manufacturing operations. The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world (see Note 10). At December 31, 1996, approximately 66% of manufacturing receivables were from customers within the United States.
Accounts receivable from manufacturing customers are principally from service and dealer groups, distributors, and chain saw and other original equipment manufacturers, and are generally not collateralized.

The estimated fair values of certain financial instruments are as follows:

                                        December 31, 1996     February 29, 1996
                                     --------------------  --------------------
                                      Carrying       Fair   Carrying       Fair
(Dollar amounts in millions)            Amount      Value     Amount      Value
----------------------------------   ---------  ---------  ---------  ---------
Cash and short-term investments      $    58.7  $    58.7  $    14.6  $    14.6
Other assets (restricted trust
  funds and notes receivable)             14.8       15.8       17.1       18.1
Notes payable and long-term debt
  (see Note 3)                           (85.8)     (88.9)    (107.6)    (111.6)
----------------------------------   ---------  ---------  ---------  ---------


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


NOTE 10:
SEGMENT INFORMATION

The Company's business consists of three segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Outdoor Products segment manufactures and markets saw chain, bars and sprockets for chain saws, maintenance accessories, industrial cutting products and home and garden products such as power trimmers and lawn mowers. The Outdoor Products segment sells to original equipment manufacturers and to a diverse distribution and dealer network. The Industrial and Power Equipment segment manufactures and markets large mechanical timber harvesting and processing equipment as well as power transmission, hydraulic and gear components for use in the timber harvesting, materials handling, construction and utility businesses. The Sporting Equipment segment manufactures and markets small arms ammunition, reloading equipment and components, gun care accessories, shooting sports accessories and industrial powerloads, and markets and distributes sports optical products. Major markets include two-step distributors, cooperative buying groups, mass merchants and government agencies. Identifiable assets consist of those assets used by the segments; corporate assets consist principally of cash and temporary investments, deferred income taxes and property, plant and equipment used by the corporate office.

In the transition period, fiscal 1996 and 1995, no customer accounted for more than 10% of consolidated sales. In the transition period, approximately 15.5% of sales by the Outdoor Products segment were to one customer. While the Company expects this business relationship to continue, the loss of this customer could affect the operations of the Outdoor Products segment. Each of the Company's segments purchase certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

Information on Geographic Areas:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
(Dollar amounts in millions)                1996      1995      1996      1995
---------------------------------------    ------    ------    ------    ------
                                                   (Unaudited)
Sales:
   United States                           $439.7    $434.6    $536.0    $493.3
   Outside United States                     87.0      87.0     108.3      95.1
---------------------------------------    ------    ------    ------    ------
                                           $526.7    $521.6    $644.3    $588.4
---------------------------------------    ------    ------    ------    ------
Operating income:
   United States                           $ 83.4    $ 86.9    $106.2    $ 92.0
   Outside United States                      7.8       4.0       6.6       9.9
---------------------------------------    ------    ------    ------    ------
      Operating income from segments       $ 91.2    $ 90.9    $112.8    $101.9
---------------------------------------    ------    ------    ------    ------
Identifiable assets:
   United States                           $464.2    $436.9    $458.6    $422.0
   Outside United States                     75.6      87.2      85.3      95.8
---------------------------------------    ------    ------    ------    ------
                                           $539.8    $524.1    $543.9    $517.8
---------------------------------------    ------    ------    ------    ------


Included in United States sales were export sales of $89.7 million, $106.2 million and $94.3 million in the transition period, fiscal 1996 and fiscal 1995. Total sales from international activities, including those in the above table and export sales, provided 33.6% of consolidated sales in the transition period, 33.3% in fiscal 1996 and 32.2% in fiscal 1995. In the transition period, fiscal 1996 and fiscal 1995, approximately 57.5%, 56.4% and 54.3%, respectively, of sales by the Outdoor Products segment were from international sources.

Information on Segments:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
(Dollar amounts in millions)                1996      1995      1996      1995
---------------------------------------    ------    ------    ------    ------
                                                   (Unaudited)
Sales:
   Outdoor products                        $239.3    $238.2    $291.6    $268.1
   Industrial and power equipment           165.7     196.8     240.6     207.5
   Sporting Equipment                       121.7      86.6     112.1     112.8
---------------------------------------    ------    ------    ------    ------
                                           $526.7    $521.6    $644.3    $588.4
---------------------------------------    ------    ------    ------    ------
Operating income:
   Outdoor products                        $ 50.7    $ 46.8    $ 57.4    $ 49.6
   Industrial and power equipment            24.0      34.2      42.2      33.0
   Sporting equipment                        16.5       9.9      13.2      19.3
---------------------------------------    ------    ------    ------    ------
   Operating income from segments            91.2      90.9     112.8     101.9
   Corporate office expenses                (15.0)    (14.5)    (18.7)    (25.0)
---------------------------------------    ------    ------    ------    ------
   Income from operations                    76.2      76.4      94.1      76.9
   Interest expense                          (7.9)     (8.9)    (10.9)    (11.1)
   Interest income                            2.3       3.1       3.2       2.3
   Other income (expense), net                0.2       0.3       0.5      (2.2)
---------------------------------------    ------    ------    ------    ------
   Income before income taxes              $ 70.8    $ 70.9    $ 86.9    $ 65.9
---------------------------------------    ------    ------    ------    ------


Identifiable assets:
   Outdoor products                        $196.2    $195.4    $202.1    $199.5
   Industrial and power equipment           102.6      90.5      95.9      83.0
   Sporting equipment                       107.7      85.6     118.4      71.8
   Corporate office                         127.0     126.4     100.9     100.7
   Discontinued operations                    6.3      26.2      26.6      62.8
---------------------------------------    ------    ------    ------    ------
                                           $539.8    $524.1    $543.9    $517.8
---------------------------------------    ------    ------    ------    ------
Depreciation and amortization:
   Outdoor products                        $ 10.6    $ 10.6    $ 12.7    $ 13.8
   Industrial and power equipment             3.2       3.0       3.6       3.8
   Sporting equipment                         4.0       3.5       4.3       3.8
   Corporate office                           1.4       1.1       1.6       1.5
---------------------------------------    ------    ------    ------    ------
                                           $ 19.2    $ 18.2    $ 22.2    $ 22.9
---------------------------------------    ------    ------    ------    ------
Capital expenditures:
   Outdoor products                        $ 10.2    $  5.5    $  6.8    $  4.9
   Industrial and power equipment             5.6       1.8       2.2       4.9
   Sporting equipment                         2.5       2.7       3.5       4.6
   Corporate office                           0.4       6.6       6.8       0.3
---------------------------------------    ------    ------    ------    ------
                                           $ 18.7    $ 16.6    $ 19.3    $ 14.7
---------------------------------------    ------    ------    ------    ------

NOTE 11:
OTHER INFORMATION

The following balance sheet captions are comprised of the items specified below:

                                                    December 31,   February 29,
(Dollar amounts in millions)                                1996           1996
-----------------------------------------------     ------------   ------------
Accounts receivable:
   Trade accounts and other                            $   116.0      $   120.9
   Accounts receivable - parent company                      6.0
   Billings on construction contracts:
      Current                                                2.6           20.8
      Retainage estimated to be collected
        within one year                                      0.3            2.1
   Income taxes receivable                                                  7.3
   Allowance for doubtful accounts                          (3.0)          (3.9)
-----------------------------------------------        ---------      ---------
                                                       $   121.9      $   147.2
-----------------------------------------------        ---------      ---------
Inventories:
   Finished goods                                      $    42.4      $    50.8
   Work in process                                          14.5           14.9
   Raw materials and supplies                               25.1           28.4
-----------------------------------------------        ---------      ---------
                                                       $    82.0      $    94.1
-----------------------------------------------        ---------      ---------
Property, plant and equipment:
   Land                                                $     6.4      $     6.4
   Buildings and improvements                               84.3           82.9
   Machinery and equipment                                 161.9          154.6
   Furniture, fixtures and office equipment                 23.2           22.3
   Transportation equipment                                 16.6           23.6
   Construction in progress                                  9.5            5.7
   Accumulated depreciation                               (170.2)        (160.0)
-----------------------------------------------        ---------      ---------
                                                       $   131.7      $   135.5
-----------------------------------------------        ---------      ---------
Accrued expenses:
   Salaries, wages and related withholdings            $    21.8      $    24.4
   Employee benefits                                         8.4            7.9
   Casualty insurance costs                                 14.1           15.9
   Income taxes payable                                      4.6            4.2
   Other                                                    26.1           33.8
-----------------------------------------------        ---------      ---------
                                                       $    75.0      $    86.2
-----------------------------------------------        ---------      ---------
Other liabilities:
   Employee benefits                                   $    25.6      $    23.9
   Casualty insurance costs                                  0.4            0.4
   Other                                                     1.8            1.4
-----------------------------------------------        ---------      ---------
                                                       $    27.8      $    25.7
-----------------------------------------------        ---------      ---------

At December 31, 1996, the Company's manufacturing operation in Canada had net assets of $15.9 million which were subject to withdrawal restrictions resulting from a financing agreement. The majority of this amount was invested in property, plant and equipment.

Advertising costs were $10.1 million, $11.9 million and $10.6 million for the transition period, fiscal 1996 and fiscal 1995.


Supplemental cash flow information is as follows:

                                                                Twelve months
                                           Ten months ended     ended the last
                                             December 31,      day of February,
(Dollar amounts in millions)                     1996           1996      1995
---------------------------------------    ----------------    ------    ------
Interest paid                                   $  9.1         $ 10.5    $ 10.3
Income taxes paid                                 17.5           35.5      28.0
Capital lease obligations incurred
  (terminated)                                    (6.4)           7.1       0.1
Acquisitions of businesses (see Note 4):
   Assets acquired                                               49.9      22.6
   Liabilities assumed and incurred                             (12.5)    (12.4)
   Cash paid                                                     37.4      10.2
---------------------------------------         ------         ------    ------

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(unaudited)

The following table sets forth a summary of the quarterly results of operations for the ten-month transition period ended December 31, 1996, and the fiscal year ended February 29, 1996.

(Dollar amounts         One Month      2nd Quarter      3rd Quarter         4th Quarter
in millions, except       Ended           Ended             Ended              Ended
per share data)       March 31, 1996  June 30, 1996  September 30, 1996  December 31, 1996    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
Transition Period

Sales                     $ 50.6         $142.0            $160.0              $174.1        $526.7
Gross profit                16.3           48.8              55.9                59.2         180.2
Net income                   3.6           10.6              14.0                18.0          46.2

The second quarter includes net income of $1.2 million resulting from revised product liability estimates for the Industrial and Power Equipment segment. The third quarter includes net income of $1.2 million from resolution of an environmental matter at the Company's Lewiston, Idaho facility. The fourth quarter includes net income of $1.4 million recognized for disposal of construction operations which were discontinued in a prior year.


(Dollar amounts        1st Quarter     2nd Quarter       3rd Quarter        4th Quarter
in millions, except       Ended           Ended             Ended              Ended
per share data)        May 31, 1995  August 31, 1995  November 30, 1995  February 29, 1996    Total
-----------------      ------------  ---------------  -----------------  -----------------  -------
Fiscal 1996

Sales                     $164.2         $147.1            $158.0              $175.0        $644.3
Gross profit                55.1           48.8              55.0                58.1         217.0
Net income                  14.3           11.8              15.2                13.5          54.8




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

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                     Reference
                                                                     ---------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                   10

     Consolidated Statements of Income for the ten-month
     period ended December 31, 1996 and the years
     ended the last day of February 1996 and 1995                        11

     Consolidated Balance Sheets as of
     December 31, 1996 and February 29, 1996                             12

     Consolidated Statements of Cash Flows for the ten-month
     period ended December 31, 1996 and the years ended the
     last day of February 1996 and 1995                                  13

     Consolidated Statements of Changes in Stockholder's Equity
     for the ten-month period ended December 31, 1996 and the
     years ended the last day of February 1996 and 1995                  14

     Notes to Consolidated Financial Statements                       15 - 29

     Supplementary Data                                                  30

     (2)  Schedules for the ten-month period ended
          December 31, 1996 and the years ended
          the last day of February 1996 and 1995 *

               II.  Valuation and qualifying accounts                    35

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

     *3(a)       Restated Certificate of Incorporation of Blount, Inc. which was filed as Exhibit 3(a) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 1-7002).

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

Dated:  March 3, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 3, 1997


/s/ Winton M. Blount                    /s/ Emory M. Folmar
Winton M. Blount                        Emory M. Folmar
Chairman of the Board                   Director
and Director

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

/s/ R. Eugene Cartledge                 /s/ John M. Panettiere
R. Eugene Cartledge                     John M. Panettiere
Director                                President and Chief Executive
                                        Officer and Director

/s/ C. Todd Conover                     /s/ Arthur P. Ronan
C. Todd Conover                         Arthur P. Ronan
Director                                Director

/s/ H. Corbin Day                       /s/ Joab L. Thomas
H. Corbin Day                           Joab L. Thomas
Director                                Director

/s/ Herbert J. Dickson                  /s/ Rodney W. Blankenship
Herbert J. Dickson                      Rodney W. Blankenship
Director                                Chief Accounting Officer

BLOUNT, INC. & SUBSIDIARIES
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in millions)
----------------------------

       Column A               Column B               Column C                 Column D          Column E
       --------             ------------      -------------------------      -----------       ----------
                                                     Additions
                                              -------------------------
                             Balance at       Charged to     Charged to                        Balance at
                            Beginning of       Cost and        Other                             End of
      Description              Period          Expenses       Accounts        Deductions         Period
      -----------           ------------      ----------     ----------      ------------      ----------


Twelve months ended
February 28, 1995
-------------------
Allowance for doubtful
accounts receivable           $   2.2           $   0.8      $   0.1          $   0.5 (1)        $   2.6
                              =======           =======      =======          =======            =======

Twelve months ended
February 29, 1996
-------------------
Allowance for doubtful
accounts receivable           $   2.6           $   1.1      $   0.6 (2)      $   0.4 (1)        $   3.9
                              =======           =======      =======          =======            =======

Ten months ended
December 31, 1996
-----------------
Allowance for doubtful
accounts receivable           $   3.9           $   0.6                       $   1.5 (1)        $   3.0
                              =======           =======                       =======            =======

(1) Principally amounts written-off less recoveries of amounts previously written-off.

(2)  Allowance established for company acquired by purchase.