Form 10-K
period 1997-12-31
BLOUNT INC
filed 1998-02-23
CIK 12707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                       OR
{ } TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 1-7002
                       ------

                                  BLOUNT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          -------

State the aggregate market value of the voting common stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within 60 days prior to the date of filing.


Aggregate market value of voting common stock held by nonaffiliates as of
-------------------------------------------------------------------------
January 31, 1998:  $ None
-------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 par value, as of January 31, 1998:  1,000 shares
                                                      -----

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

PART I

ITEM 1.  BUSINESS

Blount, Inc. ("the Company") is an international manufacturing company with operations in three business segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Company's current operations date largely to the acquisition of Omark Industries, Inc. by Blount, Inc. in 1985. The predecessor to the Company was founded in 1946 as a general construction company and, over the succeeding years, grew into one of the largest construction companies in the United States. In February, 1994, the construction business was discontinued. On November 3, 1995, through a merger approved by its stockholders, the Company became a wholly-owned subsidiary of Blount International, Inc. Blount, Inc. and its subsidiaries are hereinafter referred to as the "Company."

The following text contains various trademarks of Blount, Inc. and its subsidiaries.

OUTDOOR PRODUCTS

The Company's Outdoor Products segment is comprised of the Oregon Cutting Systems Division ("Oregon"), Dixon Industries, Inc. ("Dixon"), Frederick Manufacturing Corporation ("Frederick") and Orbex, Inc. ("Orbex"). Oregon produces a wide variety of saw chain, chain saw guide bars, saw chain drive sprockets and maintenance tools for use primarily on portable gasoline and electric chain saws, and mechanical timber harvesting equipment. The Oregon trademark is well known to end-users and the Company believes that it is the world leader in the production of saw chain. Oregon's saw chain and related products are used primarily by professional loggers, construction workers, farmers, arborists and homeowners. Oregon markets an Industrial Cutting System ("ICS"). ICS, a diamond-segmented chain cutting system for concrete (including steel-reinforced concrete), is a faster and more flexible concrete cutting method than others currently employed in the construction and demolition industries.

Oregon sells to distributors, dealers and mass merchandisers serving the retail replacement market. In 1997, approximately 16.8% of the sales by the Outdoor Products segment were to one customer. In addition, Oregon currently sells its products to more than 50 original equipment manufacturers ("OEMs"). Due to the high level of technical expertise and capital investment required to manufacture saw chain and guide bars, the Company believes that it is able to produce durable, high-quality saw chain and guide bars more efficiently than most of its competitors. The use of Oregon cutting chain as original equipment on chain saws is also promoted through cooperation with OEMs in improving the design and specifications of chain and saws. Sales of saw chain for replacement use, which accounted for approximately three-quarters of the Company's saw chain sales in 1997, are generally more profitable than sales of saw chain to OEMs.

The Company has Oregon marketing personnel throughout the United States and in a number of foreign countries. Sales derived from operations outside the United States accounted for 37%, and export sales accounted for an additional 22%, of Oregon's sales during 1997. Oregon manufactures saw chain and related products in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil.

Oregon's products compete with other saw chain manufacturers as well as a small number of international chain saw manufacturers, some of whom are also customers. This segment's principal raw material, strip steel, is generally purchased from two vendors, and can be obtained from other sources.

Dixon, located in Coffeyville, Kansas, was acquired in 1990 and has manufactured ZTR (zero turning radius) lawn mowers and related attachments since 1974. Dixon pioneered the development of ZTR and is the only manufacturer to offer a full line of ZTR lawn mowers for both homeowner and commercial applications.

The key element which differentiates Dixon from its competitors is its unique mechanical transaxle. The transaxle transmits power independently to the rear drive wheels and enables the operator to move the back wheels at different speeds and turn the mower in a circle no larger than the machine, a "zero radius turn". This unique transmission enables the Dixon mower to out-maneuver conventional ride-on products available in the market today and provides a cost advantage over the more expensive hydrostatic drives used by competitors in the market. The latest product additions are in the hydrostatic portion of the product line. In late 1997, Dixon introduced the "Estate Line" featuring mowers which are designed for large, homeowner lawns and are lower priced than commercial hydrostatic units. Models are available in 42-inch, 50-inch and 60-inch sizes.

Dixon sells its products through distribution channels comprised of full-service dealers, North American distributors and export distributors. Sales by Dixon accounted for 14% of Outdoor Products sales in 1997.

Frederick and Orbex, located in Kansas City, Missouri, were acquired in January 1997 (see Note 4 of Notes to Consolidated Financial Statements) and fully integrated into the Outdoor Products segment in 1997. Frederick is a well-known and highly respected manufacturer that supplies quality Silver Streak brand accessories for lawn mowers and other outdoor products. Orbex markets high-end lawn mower blades. They fit well into the company's niche product markets and provide new international sales opportunities through the worldwide distribution system of the Oregon Cutting Systems Division. Frederick and Orbex sales are 7% of Outdoor Products segment sales in 1997.

INDUSTRIAL AND POWER EQUIPMENT

The Company's Industrial and Power Equipment segment manufactures equipment for the timber harvesting industry, industrial tractors for land and utility right-of-way clearing, and components for the gear industry. Major users of these products include logging contractors, harvesters, land reclamation companies, utility contractors, building materials distributors, scrap yard operators and original equipment manufacturers of hydraulic equipment.

The Company believes that it is a world leader in the manufacture of hydraulic timber harvesting equipment, which includes a line of truck-mounted, trailer-mounted, stationary-mounted and self-propelled loaders and crawler feller bunchers (tractors with hydraulic attachments for felling timber) under the Prentice brand name; a line of rubber-tired feller bunchers and related attachments under the Hydro-Ax brand name; and a line of delimbers, slashers and firewood processors under the CTR brand name.

The Company is a competitive force in the gear industry, selling power transmissions and gear components under the Gear Products brand name.

Total sales by Gear Products and CTR accounted for approximately 20% of this segment's sales in 1997.

The Company sells its timber harvesting products through a network of approximately 250 dealers in over 400 locations in the United States and currently has an additional 20 offshore dealers, primarily in the timber harvesting regions of South America and Southeast Asia. Gear Products, Inc. sells its products to over 350 original equipment manufacturers servicing the utility, construction, forestry and marine industries. Over 85% of this segment's sales in 1997 were in the United States, primarily in the southeastern and south central states.

The Company places a strong emphasis on the quality, safety, comfort, durability and productivity of its products and on the after-market service provided by its distribution and support network. The Company's Industrial and Power Equipment segment competes primarily on the basis of quality with a number of domestic and foreign manufacturers.

The Company attempts to capitalize on its technological and manufacturing expertise as a means of increasing its participation in the market for replacement parts for products which it manufactures, as well as of developing new product applications both within and beyond the timber, material handling, scrap, land clearing and gear industries. The Company is committed to continuing research and development in this segment to respond quickly to increasing mechanization and environmental awareness in the timber harvesting industry.

The Company's Industrial and Power Equipment segment has manufacturing facilities in Owatonna, Minnesota; Prentice and Spencer, Wisconsin; Tulsa, Oklahoma; and Zebulon and Union Grove, North Carolina. A majority of the components used in the Company's products are obtained from a number of domestic manufacturers.

SPORTING EQUIPMENT

On November 4, 1997, the Company acquired the Federal Cartridge Company ("Federal"). See Note 4 of Notes to Consolidated Financial Statements. Federal manufactures and markets shotshell, centerfire, and rimfire cartridges, ammunition components, and clay targets. These products are distributed throughout the United States through a network of distributors and directly to large retail chains, the U.S. government and federal, state, local and international law enforcement agencies. The Federal acquisition both complements and significantly expands the Sporting Equipment segment's product offerings. Shotgun shells, a product not previously manufactured or sold by the Company, represented approximately 42% of Federal's sales for 1997. Federal is also a significant producer and marketer of centerfire rifle ammunition, products as to which the Company's market share has been much smaller. Federal markets its products under the brand names of "Premium," "Gold Medal," "American Eagle," "Classic," "BallistiClean" and "Tactical." On the basis of Federal's 1997 sales of approximately $140 million, the acquisition places the Company among the leading United States producers of ammunition products.

The Company's other Sporting Equipment segment operations manufacture small arms ammunition, reloading equipment, primers, gun care products and accessories, and distribute imported sports optical products under the Simmons and Weaver brand names. Principal products include CCI and Speer ammunition sold for use by hunters, sportsmen and law enforcement and military personnel; RCBS reloading equipment for use by hunters and sportsmen who prefer to reload their own ammunition; Outers gun care and trap-shooting products; Ram-Line accessories; Weaver mounting systems; and Simmons and Weaver optics. The Company believes that it is a market leader in the domestic gun care and reloading markets with high levels of brand name recognition in each of these areas. The Company believes that the Sporting Equipment segment is also a world leader in the production of industrial powerloads which are used in the construction industry to drive fastening pins into metal or concrete.

The market for Sporting Equipment products is characterized by a high degree of customer loyalty to brand names and historically has not been affected by adverse economic conditions. A continuing focus on new and better technologies has enabled the Company to introduce a number of new and improved products in recent years. These products include Speer Gold Dot high performance pistol ammunition which is rapidly gaining favor with law enforcement agencies around the world, as well as Clean-Fire and non-toxic ammunition used extensively for indoor training. The Company's exclusive aluminum case technology continues to provide low cost Blazer ammunition to consumers and for law enforcement training applications. New for 1998 is a series of fully automatic electric traps specifically designed for commercial trap, skeet, and sporting clays applications.

Principal raw materials include brass, lead, aluminum and powder, which are purchased from several suppliers. The Company manufactures ammunition in Lewiston, Idaho; shotshell, ammunition and ammunition components in Anoka, Minnesota; reloading equipment in Oroville, California; mounts, shooting accessories and gun care equipment in Onalaska, Wisconsin; and clay targets in Richmond, Indiana. The Company imports substantially all its optical products from foreign suppliers and does not rely on long-term agreements, although it does have long-term relationships with some of its suppliers. Optical products are distributed from a warehouse in Thomasville, Georgia.

In the market for small arms ammunition and primers, the Company competes with several other manufacturers with well established brand names and market share positions. In the segment's other product lines, the Company competes with a number of smaller competitors, none of whom has a dominant market share.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND FOREIGN AND DOMESTIC
OPERATIONS

For information about industry segments and foreign and domestic operations, see "Management's Analysis of Results of Operations" on pages 8 through 11 and Note 10 of Notes to Consolidated Financial Statements on pages 28 through 30.

SEASONALITY

The Company's Sporting Equipment segment experiences higher sales in the second half of the year than the first half of the year.


ITEM 2.  PROPERTIES

The corporate headquarters of the Company occupy executive offices at 4520 Executive Park Drive, Montgomery, Alabama.

The other principal properties of the Company and its subsidiaries are as follows:

Cutting chain and accessories manufacturing plants are located in Milwaukie, Oregon; Guelph, Ontario, Canada; and Curitiba, Parana, Brazil, and sales and distribution offices are located in Europe, Japan and Russia. Lawn mowers and related accessories are manufactured at plants in Coffeyville, Kansas and Kansas City, Missouri. Log loaders, feller bunchers and accessories for automated forestry equipment are manufactured at plants in Prentice and Spencer, Wisconsin; Zebulon and Union Grove, North Carolina; and Owatonna, Minnesota. Rotation bearings and mechanical power transmission components are manufactured at a plant in Tulsa, Oklahoma. Sporting ammunition, reloading equipment products, gun care equipment, industrial powerloads and shooting sports accessories are manufactured at plants in Anoka, Minnesota; Lewiston, Idaho; Oroville, California; Onalaska, Wisconsin; and Richmond, Indiana. The Company maintains a warehouse facility in Thomasville, Georgia for distribution of sports optics and hunting accessories.

All of these facilities are in good condition, are currently in normal operation and are generally suitable and adequate for the business activity conducted therein. Approximate square footage of principal properties is as follows:

                                          Area in Square Feet
                                         ---------------------
                                           Owned       Leased
                                         ---------    --------
     Outdoor Products                      996,000     236,000
     Industrial and Power Equipment        768,000           0
     Sporting Equipment                  1,583,000     122,000
     Corporate Office                      192,000      13,000
                                         ---------     -------
          Total                          3,539,000     371,000
                                         =========     =======


ITEM 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings see Note 8 of Notes to Consolidated Financial Statements on pages 26 and 27.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is a wholly-owned subsidiary of Blount International, Inc. There is no established public trading market for the Company's common stock.

The Company paid $41.0 million in dividends in 1997 and no dividends were paid during the transition period ended December 31, 1996. The timing of dividend payments is determined by the Board of Directors. For information regarding restrictions on the Company's ability to pay cash dividends, see Note 3 of Notes to Consolidated Financial Statements on pages 21 and 22.

For information regarding restrictions on the net assets of foreign subsidiaries, see Note 11 of Notes to Consolidated Financial Statements on pages 31 and 32.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes.

OPERATING RESULTS

In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. See Note 1 of Notes to Consolidated Financial Statements. The audited financial statements in this annual report include the results for the year ended December 31, 1997 ("1997"), the ten-month transition period ended December 31, 1996 ("transition period") and the year ended February 29, 1996 ("fiscal 1996"). This discussion and analysis includes a discussion of 1997 compared to the twelve months ended December 31, 1996, and both the twelve months and ten months ended December 31, 1996 compared to similar periods during calendar year 1995.

TWELVE MONTHS ENDED DECEMBER 31, 1997 (AUDITED) COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED)

Sales in 1997 were $716.9 million compared to $649.3 million in 1996. Income from continuing operations improved to $60.0 million in 1997 from $55.7 million during the prior year. Net income for 1996 included income of $1.4 million from discontinued operations. The sales increase reflected higher sales in 1997 by each operating segment, while the income increase resulted primarily from improved performance by the Outdoor Products segment.

Selling, general and administrative expenses were 19% of sales in 1997 compared to 20% in 1996. Total selling, general and administrative expenses increased by $4.8 million in 1997 principally due to the acquisitions of Federal Cartridge Company ("Federal") and Frederick Manufacturing Company and Orbex, Inc. ("Frederick-Orbex"). See Note 4 of Notes to Consolidated Financial Statements. Other income was higher in 1997 as a result of gains on sales of securities.

Total backlog was $117.9 million at December 31, 1997 compared to $74.2 million at the prior year-end reflecting improved backlogs at each operating segment, particularly at the Industrial and Power Equipment segment due to improved market conditions. In 1998, the Company believes that difficult economic conditions in certain international markets and the adverse impact of a strong U.S. dollar will likely continue to affect the Company's operations. However, the Company expects continued sales and income growth in 1998, aided by the recent acquisition of Federal.

Sales and operating income for the Outdoor Products segment for 1997 were $319.3 million and $67.1 million, respectively, compared to $292.7 million and $61.4 million during 1996. The operating results for this segment reflect an increase in sales and operating income of $25.7 million and $7.2 million, respectively, at the Company's Oregon Cutting Systems Division ("Oregon") and flat sales and lower operating income at Dixon Industries, Inc. ("Dixon"). Oregon's results reflect a 7% increase in the sales volume of saw chain and a 15% increase in the sales volume of saw bars, Oregon's two principal products, partially offset by lower average selling prices, due to a higher percentage of lower priced sales to original equipment manufacturers and unfavorable exchange rates. Additionally, the acquisition of Frederick-Orbex increased sales by 7.5% in 1997. Oregon has foreign manufacturing or distribution operations in Canada, Europe, Brazil, Japan and Russia and, as a result, fluctuations in foreign exchange rates impact the amount of reported sales and operating margins. Approximately 24% and 36% of Oregon's sales and operating costs and expenses, respectively, were transacted in foreign currencies in 1997. The Company estimates that unfavorable exchange rates in 1997, as compared to 1996, reduced operating income by approximately $2.0 million. Operations in Brazil have historically been significantly affected by high inflation, currency devaluation and resulting governmental policies. During 1997, operating income from Brazil was $2.6 million compared to $0.3 million during 1996, principally as a result of improved economic conditions. Dixon's sales and operating income were $45.4 million and $7.1 million, respectively, in 1997 compared to $44.9 million and $8.4 million during the prior year as the effects of reduced volume and higher costs were partially offset by higher average selling prices.

Sales and operating income for the Industrial and Power Equipment segment were $239.1 million and $32.7 million, respectively, in 1997 compared to $209.5 million and $31.9 million in 1996. The higher sales during the current year are principally due to a higher volume of forestry equipment sold as a result of improving market conditions and higher average selling prices. The improved demand is reflected in this segment's backlog which has increased by 92% since the prior year-end. Operating income increased by $0.8 million during 1997 as higher forestry equipment product and warranty costs offset much of the effect of the sales increase. The operating results of this segment's Gear Products, Inc. subsidiary continued to improve in 1997 as its sales and operating income increased by 8% and 15%, respectively, primarily due to higher volume.

Sales for the Sporting Equipment segment were $158.5 million in 1997 compared to $147.1 million in 1996. Operating income was $18.1 million during 1997, compared to $19.8 million during 1996. Sales reflect a higher volume of ammunition products sales and the contribution by Federal since acquisition in November 1997, partially offset by a lower volume of sales of sports optics. Operating income was lower in 1997 as lower sports optics sales offset the effect of higher ammunition products sales. Additionally, operating income for the prior year included the positive effect of reduced environmental cost estimates of $1.9 million resulting from the resolution of an environmental matter.

TWELVE MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED) COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

Sales for the twelve months ended December 31, 1996 ("calendar 1996") were $649.3 million compared to $621.4 million for the twelve months ended December 31, 1995 ("calendar 1995"). Income from continuing operations was $55.7 million compared to $49.7 million in calendar 1995. Net income of $57.1 million in calendar 1996 included income of $1.4 million from discontinued operations, principally due to favorable claim settlements and improved international job profits. These operating results reflected continued strong performance by the Outdoor Products segment and improved performance by the Sporting Equipment segment, offset by lower sales and earnings from the Industrial and Power Equipment segment, primarily due to unfavorable market conditions.

Selling, general and administrative expenses were 20% of sales in calendar 1996 compared to 19% in calendar 1995. Total selling, general and administrative expenses were higher during calendar 1996, principally due to the inclusion of Simmons Outdoor Corporation ("Simmons"), acquired in December 1995, in the consolidated financial statements for the entire twelve-month period.

Sales and operating income for the Outdoor Products segment for calendar 1996 were $292.7 million and $61.4 million, respectively, compared to $282.0 million and $53.5 million during calendar 1995. The improved results for this segment were due to an increase in sales and operating income at Oregon. This reflected a 7% increase in the sales volume of saw chain and a 12% increase in the sales volume of saw bars, Oregon's two principal products, principally to foreign markets, partially offset by lower average selling prices. During calendar 1996, operating income from Oregon's operations in Brazil was $0.3 million compared to an operating loss of $0.8 million during calendar 1995. As a result of unfavorable weather conditions in the spring, Dixon's operating results were flat in calendar 1996 with sales and operating income of $44.9 million and $8.4 million, respectively, compared to $44.8 million and $8.4 million during calendar 1995.

Market conditions adversely affected the Industrial and Power Equipment segment during calendar 1996. Sales and operating income were $209.5 million and $31.9 million, respectively, in calendar 1996 compared to $232.2 million and $39.6 million during calendar 1995. The sales reduction resulted principally from lower sales of forestry harvesting equipment as a result of the adverse effect of depressed pulp prices and high mill inventories. The volume of loaders and tractors sold by this segment during calendar 1996 was approximately 20% lower than calendar 1995. The reduction in operating income was due to the effect of the sales decline, partially offset by an increase in sales and operating income at the Company's Gear Products, Inc. subsidiary, resulting primarily from a higher sales volume of rotation bearings.

The operating results for the Sporting Equipment segment improved significantly during calendar 1996, reflecting the favorable impact of including Simmons, acquired in December 1995, for the entire twelve-month period in 1996. Total segment sales and operating income were $147.1 million and $19.8 million, respectively, in calendar 1996 compared to $107.2 million and $11.8 million during calendar 1995. Simmons added sales of $45.6 million and operating income of $5.0 million in 1996. Sales at the remaining Sporting Equipment operations were approximately 5.2% lower during calendar 1996 due to a continued market slowdown. Operating income increased by $2.9 million at these Sporting Equipment operations in calendar 1996 principally due to reduced selling, general and administrative expenses and income of $1.9 million resulting from the resolution of an environmental matter during calendar 1996 at the Company's Lewiston, Idaho facility.

TEN MONTHS ENDED DECEMBER 31, 1996 (AUDITED) COMPARED TO TEN MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

Sales during the transition period were $526.7 million compared to $521.6 million in the comparable period of the prior year. Income from continuing operations was flat at $44.8 million compared to $43.9 million for the same period during 1995. Net income of $46.2 million in the transition period included income of $1.4 million from discontinued operations, principally due to favorable claim settlements and improved international job profits. These operating results reflected continued strong performance by the Outdoor Products segment and improved performance by the Sporting Equipment segment, offset by lower sales and earnings from the Industrial and Power Equipment segment, primarily due to unfavorable market conditions.

Selling, general and administrative expenses were 20% of sales in the transition period compared to 19% in the same period of 1995. Total selling, general and administrative expenses were higher during the transition period, principally due to the inclusion of Simmons, acquired in December 1995, in the consolidated financial statements for the entire ten-month period.

Sales and operating income for the Outdoor Products segment for the transition period were $239.3 million and $50.7 million, respectively, compared to $238.2 million and $46.8 million during the same period of 1995. The operating results for this segment reflected an increase in sales and operating income of $3.5 million and $5.3 million, respectively, at Oregon, partially offset by lower sales and operating income from Dixon. Oregon's results reflect a 4% increase in the sales volume of saw chain and an 8% increase in the sales volume of saw bars, Oregon's two principal products, partially offset by lower average selling prices. Lower foreign exchange expenses and improved manufacturing costs contributed to higher margins during the current year. During the transition period, operating income from Brazil was $0.7 million compared to an operating loss of $0.7 million during the comparable period of 1995. Unfavorable weather conditions in the spring adversely affected the lawncare market. As a result, the volume of mowers sold by Dixon was approximately 9% less during the transition period as compared to the same period last year. Dixon's sales and operating income were $34.4 million and $5.4 million, respectively, in the transition period compared to $36.8 million and $6.7 million during the comparable period of the prior year.

Market conditions adversely affected the Industrial and Power Equipment segment during the transition period. Sales and operating income were $165.7 million and $24.0 million, respectively, compared to $196.8 million and $34.2 million during the comparable period of 1995. The sales reduction resulted principally from lower sales of forestry harvesting equipment as a result of the adverse effect of depressed pulp prices and high mill inventories. The number of units of loaders and tractors sold by this segment during the ten months ended December 31, 1996, was approximately 24% lower than the comparable period in 1995. The reduction in operating income is due to the effect of the sales decline, partially offset by an increase in sales and operating income at the Company's Gear Products, Inc. subsidiary, resulting primarily from a higher sales volume of rotation bearings.

The operating results for the Sporting Equipment segment improved significantly during the ten months ended December 31, 1996, reflecting the favorable impact of including Simmons, acquired in December 1995, for the entire ten-month period in 1996. Total segment sales and operating income were $121.7 million and $16.5 million, respectively, during the transition period compared to $86.6 million and $9.9 million during the same period in 1995. Simmons added sales of $39.1 million and operating income of $4.6 million in the transition period. Sales at the remaining Sporting Equipment operations were approximately 4.6% lower during the transition period due to a continued market slowdown. Operating income increased by $1.9 million at these Sporting Equipment operations in the transition period principally due to reduced selling, general and administrative expenses and income of $1.9 million resulting from the resolution of an environmental matter at the Company's Lewiston, Idaho facility.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the Company's fiscal year beginning January 1, 1998. Reclassification of financial statements for earlier periods presented for comparative purposes is required. The adoption of SFAS No. 130 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services and geographic areas. SFAS No. 131 is required to be applied beginning with the Company's 1998 annual financial statements. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blount, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, the ten-month period ended December 31, 1996, and the year ended February 29, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Atlanta, Georgia
January 26, 1998

CONSOLIDATED STATEMENTS OF INCOME
Blount, Inc. and Subsidiaries
                                         Twelve Months Ended        Ten Months Ended   Twelve Months
                                             December 31,             December 31,          Ended
                                      --------------------------    ----------------    February 29,
(Dollar amounts in millions)           1997      1996      1995      1996      1995         1996
-----------------------------------   ------    ------    ------    ------    ------    ------------
                                                   (Unaudited)             (Unaudited)
                                                ----------------              ------
Sales                                 $716.9    $649.3    $621.4    $526.7    $521.6       $644.3
Cost of sales                          482.9     426.9     412.8     346.5     346.0        427.3
-----------------------------------   ------    ------    ------    ------    ------       ------
Gross profit                           234.0     222.4     208.6     180.2     175.6        217.0
Selling, general and administrative
expenses                               133.3     128.5     120.7     104.0      99.2        122.9
-----------------------------------   ------    ------    ------    ------    ------       ------
Income from operations                 100.7      93.9      87.9      76.2      76.4         94.1
Interest expense                        (9.5)     (9.9)    (10.7)     (7.9)     (8.9)       (10.9)
Interest income                          2.5       2.4       3.5       2.3       3.1          3.2
Other income (expense), net              1.3       0.5      (0.4)      0.2       0.3          0.5
-----------------------------------   ------    ------    ------    ------    ------       ------
Income before income taxes              95.0      86.9      80.3      70.8      70.9         86.9
Provision for income taxes              35.0      31.2      30.6      26.0      27.0         32.1
-----------------------------------   ------    ------    ------    ------    ------       ------
Income from continuing operations       60.0      55.7      49.7      44.8      43.9         54.8
Discontinued operations -
  Income on disposal, net                          1.4                 1.4
-----------------------------------   ------    ------    ------    ------    ------       ------
Net income                            $ 60.0    $ 57.1    $ 49.7    $ 46.2    $ 43.9       $ 54.8
-----------------------------------   ------    ------    ------    ------    ------       ------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED BALANCE SHEETS
Blount, Inc. and Subsidiaries

                                                                  December 31,
(Dollar amounts in millions, except share data)                  1997     1996
--------------------------------------------------------        ------   ------
Assets
--------------------------------------------------------        ------   ------
Current assets:
  Cash and cash equivalents, including short-term
  investments of $3.0 and $55.3                                 $  4.8   $ 58.7
  Accounts receivable, net of allowance for
  doubtful accounts of $3.7 and $3.0                             135.7    121.9
  Inventories                                                    132.9     82.0
  Deferred income taxes                                           22.0     20.9
  Other current assets                                             5.8      3.5
--------------------------------------------------------        ------   ------
    Total current assets                                         301.2    287.0
Property, plant and equipment, net of accumulated
depreciation of $188.3 and $170.2                                188.5    131.7
Cost in excess of net assets of acquired businesses, net         116.4     85.4
Other assets                                                      31.7     35.7
--------------------------------------------------------        ------   ------
Total Assets                                                    $637.8   $539.8
--------------------------------------------------------        ------   ------
Liabilities and Stockholder's Equity
--------------------------------------------------------        ------   ------
Current liabilities:
  Notes payable and current maturities of long-term debt        $  1.5   $  1.2
  Accounts payable                                                57.4     36.2
  Accrued expenses                                                69.4     75.0
--------------------------------------------------------        ------   ------
    Total current liabilities                                    128.3    112.4
Long-term debt, exclusive of current maturities                  138.8     84.6
Deferred income taxes, exclusive of current portion               15.2     15.8
Other liabilities                                                 37.6     27.8
--------------------------------------------------------        ------   ------
    Total liabilities                                            319.9    240.6
--------------------------------------------------------        ------   ------
Commitments and Contingent Liabilities
--------------------------------------------------------        ------   ------
Stockholder's equity:
Common stock: par value $.01 per share;
1,000 shares issued and outstanding                                 -        -
Capital in excess of par value of stock                           27.4     26.8
Retained earnings                                                283.5    264.5
Accumulated translation adjustment                                 7.0      7.9
--------------------------------------------------------        ------   ------
    Total stockholder's equity                                   317.9    299.2
--------------------------------------------------------        ------   ------
Total Liabilities and Stockholder's Equity                      $637.8   $539.8
--------------------------------------------------------        ------   ------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Blount, Inc. and Subsidiaries
                                                        Twelve Months Ended     Ten Months Ended   Twelve Months
                                                            December 31,          December 31,         Ended
                                                       ----------------------    --------------    February 29,
(Dollar amounts in millions)                            1997    1996    1995      1996    1995         1996
---------------------------------------------------    ------  ------  ------    ------  ------    -------------
                                                                (Unaudited)            (Unaudited)
                                                               --------------            ------
Cash flows from operating activities:
Net income                                             $ 60.0  $ 57.1  $ 49.7    $ 46.2  $ 43.9       $ 54.8
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation, amortization and other
  noncash charges                                        25.0    23.6    22.4      19.6    18.3         22.3
  Deferred income taxes                                  (1.7)    2.1    (1.4)     (2.1)   (0.6)         3.7
  Loss (gain) on disposals of property, plant
  and equipment                                          (0.6)   (0.2)    0.2      (0.9)    0.3          1.0
  Changes in assets and liabilities, net
  of effects of businesses acquired and sold:
    (Increase) decrease in accounts receivable           20.4    (1.3)   17.9      31.6    16.1        (16.7)
    (Increase) decrease in inventories                  (10.4)   13.2   (10.5)     11.4    (2.1)        (0.3)
    (Increase) decrease in other assets                   0.8     1.9   (10.3)     (1.8)   (8.5)        (4.8)
    Increase (decrease) in accounts payable               0.8    (6.5)  (11.6)    (15.5)  (15.9)        (6.9)
    Decrease in accrued expenses                        (15.5)   (9.1)  (17.0)     (9.2)   (9.4)        (9.3)
    Increase (decrease) in other liabilities              2.4     3.1    (6.0)     (0.1)   (6.0)        (2.8)
---------------------------------------------------    ------  ------  ------    ------  ------       ------
  Net cash provided by operating activities              81.2    83.9    33.4      79.2    36.1         41.0
---------------------------------------------------    ------  ------  ------    ------  ------       ------
Cash flows from investing activities:
Proceeds from sales of businesses and property,
plant and equipment                                       0.9     1.9     5.0       1.8     5.0          5.1
Purchases of property, plant and equipment              (17.8)  (21.2)  (19.2)    (18.7)  (16.0)       (18.5)
Acquisitions of businesses                             (132.5)          (37.4)            (37.4)       (37.4)
---------------------------------------------------    ------  ------  ------    ------  ------       ------
  Net cash used in investing activities                (149.4)  (19.3)  (51.6)    (16.9)  (48.4)       (50.8)
---------------------------------------------------    ------  ------  ------    ------  ------       ------
Cash flows from financing activities:
Net increase (reduction) in short-term borrowings                (2.7)    1.8      (1.6)    1.9          0.8
Issuance of long-term debt                               62.0             2.3
Reduction of long-term debt                             (14.9)  (13.9)  (15.7)    (13.9)  (15.6)       (15.7)
(Increase) decrease in restricted funds                   1.0     3.7    (0.2)      2.7     1.5          2.6
Dividends paid                                          (41.0)   (2.5)   (7.0)             (5.3)        (7.8)
Advances from (to) parent - net                           6.7    (3.9)   (2.2)     (6.3)   (2.2)
Other                                                     0.5     0.9     2.4       0.9     1.9          1.9
---------------------------------------------------    ------  ------  ------    ------  ------       ------
  Net cash provided by (used in) financing activities    14.3   (18.4)  (18.6)    (18.2)  (17.8)       (18.2)
---------------------------------------------------    ------  ------  ------    ------  ------       ------
Net increase (decrease) in cash and cash equivalents    (53.9)   46.2   (36.8)     44.1   (30.1)       (28.0)
---------------------------------------------------    ------  ------  ------    ------  ------       ------
Cash and cash equivalents at beginning of period         58.7    12.5    49.3      14.6    42.6         42.6
---------------------------------------------------    ------  ------  ------    ------  ------       ------
Cash and cash equivalents at end of period             $  4.8  $ 58.7  $ 12.5    $ 58.7  $ 12.5       $ 14.6
---------------------------------------------------    ------  ------  ------    ------  ------       ------

The accompanying notes are an integral part of the audited financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Blount, Inc. and Subsidiaries

                                                Capital              Accumulated
                                                In Excess  Retained  Translation
(Dollar amounts in millions)      Common Stock   of Par    Earnings  Adjustment
---------------------------       ------------  ---------  --------  -----------
Balance, February 28, 1995           $  -        $23.5     $171.3       $ 8.3
Exercise of employee stock
  options                                          2.3
Issuance of shares under
  dividend reinvestment plan                       0.1
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                    (0.1)
Net income                                                   54.8
Dividends                                                    (7.8)
---------------------------       ------------  ---------  --------  -----------
Balance, February 29, 1996              -         25.9      218.3         8.2
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                    (0.3)
Other                                              0.9
Net income                                                   46.2
---------------------------       ------------  ---------  --------  -----------
Balance, December 31, 1996              -         26.8      264.5         7.9
Aggregate adjustment resulting
  from translation of foreign
  currency statements                                                    (0.9)
Other                                              0.6
Net income                                                   60.0
Dividends                                                   (41.0)
---------------------------       ------------  ---------  --------  -----------
Balance, December 31, 1997           $  -        $27.4     $283.5       $ 7.0
---------------------------       ------------  ---------  --------  -----------

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

Change in fiscal year:
In April 1996, the Company changed its fiscal year from one ending on the last day of February to one ending on December 31. Accordingly, the audited financial statements include the results for the twelve-month period ended December 31, 1997 ("1997"), the ten-month period ended December 31, 1996 ("transition period") and the fiscal year ended February 29, 1996 ("fiscal 1996"). In addition to the basic audited financial statements and related notes, unaudited financial information for the twelve-month periods ended December 31, 1996 and 1995, and the ten-month period ended December 31, 1995, has been presented to enhance comparability.

Reclassifications:
Certain amounts in the transition period and fiscal 1996 financial statements and notes to consolidated financial statements have been reclassified to conform with the 1997 presentation.

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

Checks in transit are classified as accounts payable to the extent the aggregate of such checks exceeds available cash balances not temporarily invested. Checks classified as accounts payable were $4.0 million and $2.8 million as of December 31, 1997 and 1996. All other checks in transit are recorded as reductions of cash.

Inventories:
Inventories are stated at the lower of first-in, first-out cost or market.

Property, plant and equipment:
These assets are stated at cost and are depreciated principally on the straight-line method over the estimated useful lives of the individual assets. The principal ranges of estimated useful lives for depreciation purposes are as follows: buildings and improvements - 5 years to 45 years; machinery and equipment - 3 years to 15 years; furniture, fixtures and office equipment - 3 years to 10 years; and transportation equipment - 3 years to 15 years. Gains or losses on disposal are reflected in income. Property, plant and equipment held under leases which are essentially installment purchases are capitalized with the related obligations stated at the principal portion of future lease payments. Depreciation charged to costs and expenses was $21.1 million, $16.4 million and $19.3 million in 1997, the transition period and fiscal 1996.

Interest cost incurred during the period of construction of plant and equipment is capitalized. No material amounts of interest were capitalized on plant and equipment during the three reporting periods ended December 31, 1997.

Cost in excess of net assets of acquired businesses:
The excess cost is being amortized by the straight-line method over periods ranging from 10 to 40 years. Accumulated amortization was $25.0 million and $21.7 million as of December 31, 1997 and 1996. The excess cost is evaluated for impairment based on the historic and estimated future profitability and cash flows of the business units to which it relates. Adjustments to carrying value are made if required.

Insurance accruals:
It is the Company's policy to retain a portion of expected losses related to workers' compensation and general, product and vehicle liability through large retentions or deductibles under its insurance programs. Provisions for losses expected under these programs are recorded based on estimates of the undiscounted aggregate liabilities for claims incurred.

Foreign currency:
For foreign subsidiaries which have a majority of transactions denominated in U.S. dollars, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate, while other assets (principally property, plant and equipment and inventories) and related costs and expenses are generally translated at historic exchange rates. Sales and other costs and expenses are translated at the average exchange rate for the period and the resulting foreign exchange adjustments are recognized in income. Assets and liabilities of the remaining foreign operations are translated into U.S. dollars at the current exchange rate and their statements of income are translated at the average exchange rate for the period. Gains and losses resulting from translation of the financial statements of these operations are accumulated in a separate component of stockholders' equity. The amount of income taxes allocated to this translation adjustment is not significant. Foreign exchange adjustments reduced pretax income by $0.3 million, $0.1 million and $1.9 million in 1997, the transition period and fiscal 1996.

Derivative financial instruments:
The Company has entered into a forward interest rate lock contract which effectively locks in the treasury rate component of the interest rate on an expected issue of long-term debt of approximately $150 million in early 1998 (see Note 3). This contract is accounted for as a hedge and any gains or losses on the contract will be deferred and reflected as an adjustment of interest expense over the term of the long-term debt.

The Company accounts for copper and zinc futures contracts in accordance with SFAS No. 80, Accounting for Futures Contracts. These contracts (approximately
8.4 million pounds at December 31, 1997) hedge anticipated brass purchases the Company expects to carry out in the normal course of business. Any gain or loss on futures contracts accounted for as a hedge which are closed before the date of the anticipated transaction is deferred until completion of the transaction. Deferred gains or losses are amortized over the transaction period.

Deferred gains and losses on derivative financial instruments are generally classified as other assets or other liabilities in the consolidated balance sheets.

Revenue recognition:
The Company's policy is to record sales as orders are shipped.

Advertising:
Advertising costs are generally expensed as incurred.

Research and development:
Expenditures for research and development are expensed as incurred. These costs were $8.0 million, $6.0 million and $8.8 million for 1997, the transition period and fiscal 1996.


NOTE 2:
INCOME TAXES

The provision for income taxes attributable to continuing operations is as follows:

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
(Dollar amounts in millions)             1997         1996            1996
------------------------------      -------------  ------------  -------------
Current provision:
   Federal                              $ 29.0       $ 24.9          $ 22.2
   State                                   3.8          0.8             2.1
   Foreign                                 3.9          2.4             4.0
Deferred provision (benefit):
   Federal                                (1.5)        (3.6)            4.4
   State                                   0.1          0.4             0.5
   Foreign                                (0.3)         1.1            (1.1)
------------------------------          ------       ------          ------
                                        $ 35.0       $ 26.0          $ 32.1
------------------------------          ------       ------          ------

A reconciliation of the provision for income taxes attributable to continuing operations to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes is as follows:

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
(Dollar amounts in millions)             1997         1996            1996
------------------------------      -------------  ------------  -------------
Income before income taxes:
   Domestic                             $ 85.1       $ 62.3          $ 80.8
   Foreign                                 9.9          8.5             6.1
------------------------------          ------       ------          ------
                                        $ 95.0       $ 70.8          $ 86.9
------------------------------          ------       ------          ------
                                             %            %               %
Statutory tax rate                        35.0         35.0            35.0
Impact of earnings of foreign
operations                                (0.7)         0.7             0.2
State income taxes, net of federal
tax benefit                                2.6          1.5             2.3
Permanent differences between book
bases and tax bases                        1.6          1.5             1.0
Other items, net                          (1.7)        (2.0)           (1.6)
------------------------------          ------       ------          ------
Effective income tax rate                 36.8         36.7            36.9
------------------------------          ------       ------          ------


All years reflect the allocation of substantially all corporate office expenses and interest expense to domestic operations.

As of December 31, 1997 and 1996, deferred income tax assets were $35.6 million and $34.7 million and deferred income tax liabilities were $28.8 million and $29.6 million. Deferred income taxes applicable to temporary differences at December 31, 1997 and 1996 are as follows:

(Dollar amounts in millions)                                    1997      1996
--------------------------------------------------             ------    ------
Property, plant and equipment basis differences                $ 18.3    $ 19.7
Employee benefits                                               (16.8)    (13.0)
Other accrued expenses                                          (16.1)    (18.6)
Other - net                                                       7.8       6.8
--------------------------------------------------             ------    ------
                                                               $ (6.8)   $ (5.1)
--------------------------------------------------             ------    ------


Deferred income taxes of approximately $4.0 million have not been provided on undistributed earnings of foreign subsidiaries in the amount of $40.8 million as the earnings are considered to be permanently reinvested.

The Company has settled its issues with the Internal Revenue Service through the 1993 fiscal year with no material adverse effect. The periods from fiscal 1994 through 1997 are still open for review.

NOTE 3:
DEBT AND FINANCING AGREEMENTS

Long-term debt at December 31, 1997 and 1996 consists of the following:

(Dollar amounts in millions)                                    1997      1996
--------------------------------------------------             ------    ------
9% subordinated notes                                          $ 68.8    $ 68.8
Revolving credit agreement                                       54.0
Industrial development revenue bonds payable,
maturing between 1998 and 2013, interest at varying
rates (principally 4.4% at December 31, 1997)                    15.7      16.1
Other long-term debt, interest at 9.5%                            0.5
Lease purchase obligations, interest at varying
rates, payable in installments to 2000                            0.9       0.6
--------------------------------------------------             ------    ------
                                                                139.9      85.5
Less current maturities                                          (1.1)     (0.9)
--------------------------------------------------             ------    ------
                                                               $138.8    $ 84.6
--------------------------------------------------             ------    ------


Maturities of long-term debt and the principal and interest payments on long-term capital leases are as follows:

                                                 Capital Leases
                                              ---------------------     Total
(Dollar amounts in millions)        Debt      Principal    Interest    Payments
-------------------------------    ------     ---------    --------    --------
1998                               $  0.5       $ 0.6       $ 0.1       $  1.2
1999                                  0.4         0.3                      0.7
2000                                  0.4                                  0.4
2001                                  0.4                                  0.4
2002                                 54.5                                 54.5
2003 and beyond                      82.8                                 82.8
-------------------------------    ------       -----       -----       ------
                                   $139.0       $ 0.9       $ 0.1       $140.0
-------------------------------    ------       -----       -----       ------


On December 17, 1997, the Company and Blount International, Inc., its parent, filed a Form S-3 Registration Statement with the Securities and Exchange Commission for an issue in early 1998 of $150 million Senior Notes due 2008. The Company plans to use the proceeds of the Senior Notes to repay outstanding indebtedness under its revolving credit agreement and to redeem all of its outstanding 9% senior subordinated notes. The balance of the proceeds will be used for general corporate purposes, including the post-closing adjustment to the purchase price of Federal Cartridge Company (see Note 4).

At December 31, 1997, the Company had $54.0 million outstanding under its $150 million revolving credit agreement with a group of five banks. The $150 million agreement expires April 2002 and provides for interest rates to be determined at the time of borrowings based on a choice of formulas as specified in the agreement. The interest rates and commitment fees may vary based on the ratio of cash flow to debt as defined in the agreement. The agreement contains covenants relating to liens, subsidiary debt, transactions with affiliates, consolidations, mergers and sales of assets, and requires the Company to maintain certain leverage and fixed charge coverage ratios.

The remaining proceeds from industrial development revenue bonds issued in fiscal 1995 are held in trust and released as qualified capital expenditures are made. As of December 31, 1997 and 1996, $3.9 million and $4.9 million were held in trust and are included in "Other assets" in the Company's consolidated balance sheets.

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

Under the most restrictive debt requirement, retained earnings of approximately $73.9 million were available for the payment of dividends at December 31, 1997.

As of December 31, 1997 and 1996, the weighted average interest rate on short-term borrowings was 9.7% and 9.2%, respectively.


NOTE 4:
ACQUISITIONS AND DISPOSALS

The following acquisitions have been accounted for by the purchase method, and the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over 40 years.

On November 4, 1997, the Company acquired Federal Cartridge Company ("Federal"), formerly Federal-Hoffman, Inc. The estimated purchase price is approximately $128 million consisting of $112 million paid at closing plus a post-closing adjustment to be determined by an audit and acquisition expenses. Federal manufactures shotshell, centerfire and rimfire cartridges, ammunition components and clay targets. The following summarized unaudited pro forma financial information for the twelve months ended December 31, 1997 and 1996 assumes the acquisition had occurred on January 1 of each year:

Pro forma information
(Dollar amounts in millions)                                    1997      1996
---------------------------------------------------            ------    ------
Sales                                                          $842.2    $779.2
Income from continuing operations                                66.0      52.6


The pro forma results do not necessarily represent the results which would have occurred if the acquisition had taken place on the basis assumed nor are they indicative of the results of future operations.

In January 1997, the Company acquired the outstanding capital stock of the Frederick Manufacturing Corporation and Orbex, Inc. for approximately $19 million and paid existing debt of the acquired companies in the amount of $5.8 million. The principal products of the acquired companies are accessories for lawn mowers and sporting goods. The combined sales and pretax income of the acquired companies for their most recent year prior to the acquisition was $19.8 million and $2.5 million, respectively.

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

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
(Dollar amounts in millions)             1997         1996            1996
------------------------------      -------------  ------------  -------------
Service cost - benefits earned          $  4.9       $  3.7          $  3.4
Interest cost                              6.7          5.5             5.8
Actual return on plan assets             (12.8)        (7.3)          (11.1)
Net amortization and deferral              6.3          2.4             6.8
------------------------------          ------       ------          ------
                                        $  5.1       $  4.3          $  4.9
------------------------------          ------       ------          ------

The Company's general funding policy for qualified plans is to fund amounts deductible for income tax purposes. A Rabbi Trust has been established for the purpose of funding certain non-qualified benefits. The funded status of qualified and non-qualified defined benefit plans at December 31, 1997 and 1996 was as follows:

                                                         1997                        1996
                                             --------------------------- ---------------------------
                                             Assets Exceed  Accumulated  Assets Exceed  Accumulated
                                              Accumulated    Benefits     Accumulated    Benefits
(Dollar amounts in millions)                   Benefits    Exceed Assets   Benefits    Exceed Assets
-------------------------------------------  ------------- ------------- ------------- -------------
Actuarial present value of projected
benefit obligation:
   Vested                                        $   64.8      $    4.7      $   50.8      $    4.2
   Nonvested                                          4.4           0.2           3.1           0.1
-------------------------------------------      --------      --------      --------      --------
Accumulated benefit obligation                       69.2           4.9          53.9           4.3
Effect of projected compensation increases           32.1           1.4          22.5           1.1
-------------------------------------------      --------      --------      --------      --------
Projected benefit obligation                        101.3           6.3          76.4           5.4
Plan assets at fair value                           107.2                        82.0
-------------------------------------------      --------      --------      --------      --------
Plan assets greater (less) than
   projected benefit obligation                       5.9          (6.3)          5.6          (5.4)
Unrecognized transition (asset) obligation           (0.8)          0.2          (1.0)          0.3
Unrecognized prior service liability                  0.3           0.3           1.0           0.3
Unrecognized net loss                                 1.2           1.0           5.2           0.7
-------------------------------------------      --------      --------      --------      --------
Net prepaid (accrued) pension cost               $    6.6      $   (4.8)     $   10.8      $   (4.1)
-------------------------------------------      --------      --------      --------      --------

The weighted average rate assumptions used to determine pension expense and related pension obligations for domestic and foreign defined benefit plans were as follows:

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
                                         1997         1996            1996
------------------------------      -------------  ------------  -------------
Discount rate                            7.4%         7.6%            7.6%
Rate of increase in compensation
levels                                   4.0%         4.2%            4.1%
Expected long-term rate of return
on plan assets                           8.7%         8.7%            8.7%
------------------------------         ------       ------          ------


The Company's share of unfunded liability, if any, related to multi-employer pension plans is not determinable.

The Company provides a defined contribution 401(k) plan to the majority of domestic employees and matches a portion of employee contributions. The expense was $3.6 million, $2.4 million and $2.8 million in 1997, the transition period and fiscal 1996.

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

Net periodic postretirement benefit expense consisted of the following components:

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
(Dollar amounts in millions)             1997         1996            1996
------------------------------      -------------  ------------  -------------
Service cost - benefits earned          $  0.3       $  0.3          $  0.3
Interest cost                              1.2          0.9             1.3
Actual return on plan assets              (0.3)        (0.2)           (0.3)
Net amortization and deferral              0.2          0.1             0.1
------------------------------          ------       ------          ------
                                        $  1.4       $  1.1          $  1.4
------------------------------          ------       ------          ------


The accumulated postretirement benefit obligation for the funded plan was $2.1 million and $2.2 million as of December 31, 1997 and 1996. A reconciliation of the accumulated postretirement benefit obligation to the accrued liability included in the Company's balance sheets at December 31, 1997 and 1996 follows:

(Dollar amounts in millions)                               1997           1996
--------------------------------------------------        ------         ------
Accumulated postretirement benefit obligation:
   Retirees                                               $ 10.6         $ 10.6
   Fully eligible active plan participants                   4.5            2.5
   Other active plan participants                            3.8            2.6
--------------------------------------------------        ------         ------
                                                            18.9           15.7
Plan assets at fair value                                    2.1            2.1
--------------------------------------------------        ------         ------
Postretirement benefits in excess of assets                (16.8)         (13.6)
Unrecognized net (gain) loss                                (0.5)           1.3
--------------------------------------------------        ------         ------
Accrued postretirement benefit cost                       $(17.3)        $(12.3)
--------------------------------------------------        ------         ------


The weighted average discount rate used in determining the accumulated postretirement benefit obligation was approximately 7 1/2% in 1997, the transition period and fiscal 1996. The expected long-term rate of return on plan assets was 8 3/4% in each period. A 9% annual rate of increase in the cost of health care benefits was assumed for 1997; the rate was assumed to decrease 1% per year until 4% is reached, remain at that level for ten years and then decrease to the ultimate trend rate of 3%. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by 10.0% and the aggregate of the service and interest cost components of net periodic expense for 1997 by 11.5%.

NOTE 8:
COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space and equipment under operating leases expiring in one to nine years. Most leases include renewal options and some contain purchase options and escalation clauses. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997, are as follows (in millions): 1998--$3.8; 1999--$2.2; 2000--$1.4; 2001--$1.0; 2002--$0.6 and 2003
and beyond--$0.8. Rentals charged to costs and expenses under cancelable and noncancelable lease arrangements were $4.9 million, $5.0 million and $6.3 million for 1997, the transition period and fiscal 1996, respectively.

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

Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified the Company that it is one of many companies named as a Potentially Liable Party ("PLP"), for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the clean-up costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, the Company's waste volume compared to that total waste volume should cause the Company to be classified as a "de minimis" PLP. In July 1992, the Company and thirty-eight other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Unilateral Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. The results of the RI/FS investigation are not expected until 1998. The Company is unable to determine, at this time, the level of clean-up demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site, their financial condition, and the nature of the material the Company sent to the Site, the Company's potential response costs associated with the Site will not have a material adverse effect on consolidated financial condition or operating results.

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


NOTE 9:
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

At December 31, 1997, substantially all of the Company's trade accounts receivable of $131.5 million arose from manufacturing operations. The Company has manufacturing or distribution operations in Brazil, Canada, Europe, Japan, Russia and the United States. The Company sells to customers in these locations, primarily in the United States, and other countries throughout the world (see Note 10). At December 31, 1997, approximately 72% of trade accounts receivable were from customers within the United States. Trade accounts receivable are principally from service and dealer groups, distributors, mass merchants, and chain saw and other original equipment manufacturers, and are generally not collateralized.

The estimated fair values of certain financial instruments at December 31, 1997 and 1996 are as follows:

                                             1997                  1996
                                     --------------------  --------------------
                                     Carrying     Fair     Carrying     Fair
(Dollar amounts in millions)          Amount      Value     Amount      Value
----------------------------------   ---------  ---------  ---------  ---------
Cash and short-term investments        $   4.8    $   4.8    $  58.7    $  58.7
Futures contracts (see Note 1)             1.4        0.2
Other assets (restricted trust
  funds and notes receivable)             14.7       16.1       14.8       15.8
Notes payable and long-term debt
  (see Note 3)                          (140.3)    (143.2)     (85.8)     (88.9)
Interest rate lock contract
  (see Note 1)                                       (1.4)
----------------------------------     -------    -------    -------    -------


The carrying amount of cash and short-term investments approximates fair value because of the short maturity of those instruments. The fair value of derivative financial instruments (futures contracts and interest rate lock contract) is estimated by obtaining market quotes. The fair value of notes receivable is estimated based on the discounted value of estimated future cash flows. The fair value of restricted trust funds approximates the carrying amount for short-term instruments and is estimated by obtaining market quotes for longer term instruments. The fair value of long-term debt is estimated based on recent market transaction prices or on current rates available for debt with similar terms and maturities.

NOTE 10:
SEGMENT INFORMATION

The Company's business consists of three segments: Outdoor Products, Industrial and Power Equipment and Sporting Equipment. The Outdoor Products segment manufactures and markets saw chain, bars and sprockets for chain saws, maintenance accessories, industrial cutting products and home and garden products such as pruning tools, lawn mowers and lawn mower accessories. The Outdoor Products segment sells to original equipment manufacturers and to a diverse distribution and dealer network. The Industrial and Power Equipment segment manufactures and markets large mechanical timber harvesting and processing equipment as well as power transmission, hydraulic and gear components for use in the timber harvesting, materials handling, construction and utility businesses. The Sporting Equipment segment manufactures and markets shotshell, small arms ammunition, reloading equipment and components, gun care accessories, clay targets, shooting sports accessories and industrial powerloads, and markets and distributes sports optical products. Major markets include two-step distributors, cooperative buying groups, mass merchants and government agencies. Identifiable assets consist of those assets used by the segments; corporate assets consist principally of cash and temporary investments, deferred income taxes and property, plant and equipment used by the corporate office.

In 1997, the transition period and fiscal 1996, no customer accounted for more than 10% of consolidated sales. In 1997, approximately 16.8% of sales by the Outdoor Products segment were to one customer. While the Company expects this business relationship to continue, the loss of this customer could affect the operations of the Outdoor Products segment. Each of the Company's segments purchase certain important materials from a limited number of suppliers that meet quality criteria. Although alternative sources of supply are available, the sudden elimination of certain suppliers could result in manufacturing delays, a reduction in product quality and a possible loss of sales in the near term.

Information on Geographic Areas:

                                         Twelve Months Ended        Ten Months Ended  Twelve Months
                                             December 31,             December 31,         Ended
                                      --------------------------    ----------------    February 29,
(Dollar amounts in millions)           1997      1996      1995      1996      1995         1996
------------------------------------  ------    ------    ------    ------    ------    ------------
                                                   (Unaudited)              (Unaudited)
                                                ----------------              ------
Sales:
   United States                      $614.4    $541.0    $518.1    $439.7    $434.6       $536.0
   Outside United States               102.5     108.3     103.3      87.0      87.0        108.3
------------------------------------  ------    ------    ------    ------    ------       ------
                                      $716.9    $649.3    $621.4    $526.7    $521.6       $644.3
------------------------------------  ------    ------    ------    ------    ------       ------
Operating income:
   United States                      $108.9    $104.0    $ 99.7    $ 83.4    $ 86.9       $106.2
   Outside United States                 9.0       9.1       5.2       7.8       4.0          6.6
------------------------------------  ------    ------    ------    ------    ------       ------
      Operating income from segments  $117.9    $113.1    $104.9    $ 91.2    $ 90.9       $112.8
------------------------------------  ------    ------    ------    ------    ------       ------
Identifiable assets:
   United States                      $557.9    $464.2    $436.9    $464.2    $436.9       $458.6
   Outside United States                79.9      75.6      87.2      75.6      87.2         85.3
------------------------------------  ------    ------    ------    ------    ------       ------
                                      $637.8    $539.8    $524.1    $539.8    $524.1       $543.9
------------------------------------  ------    ------    ------    ------    ------       ------

Included in United States sales were export sales of $116.2 million, $89.7 million and $106.2 million in 1997, the transition period and fiscal 1996.
Total sales from international activities, including those in the above table and export sales, provided 30.5% of consolidated sales in 1997, 33.6% in the transition period and 33.3% in fiscal 1996. In 1997, the transition period and fiscal 1996, approximately 51.4%, 57.5% and 56.4%, respectively, of sales by the Outdoor Products segment were from international sources.

Information on Segments:

                                         Twelve Months Ended        Ten Months Ended   Twelve Months
                                             December 31,             December 31,          Ended
                                      --------------------------    ----------------    February 29,
(Dollar amounts in millions)           1997      1996      1995      1996      1995         1996
---------------------------------     ------    ------    ------    ------    ------    ------------
                                                   (Unaudited)              (Unaudited)
                                                ----------------              ------
Sales:
   Outdoor products                   $319.3    $292.7    $282.0    $239.3    $238.2       $291.6
   Industrial and power equipment      239.1     209.5     232.2     165.7     196.8        240.6
   Sporting equipment                  158.5     147.1     107.2     121.7      86.6        112.1
---------------------------------     ------    ------    ------    ------    ------       ------
                                      $716.9    $649.3    $621.4    $526.7    $521.6       $644.3
---------------------------------     ------    ------    ------    ------    ------       ------
Operating income:
   Outdoor products                   $ 67.1    $ 61.4    $ 53.5    $ 50.7    $ 46.8       $ 57.4
   Industrial and power equipment       32.7      31.9      39.6      24.0      34.2         42.2
   Sporting equipment                   18.1      19.8      11.8      16.5       9.9         13.2
---------------------------------     ------    ------    ------    ------    ------       ------
   Operating income from segments      117.9     113.1     104.9      91.2      90.9        112.8
Corporate office expenses              (17.2)    (19.2)    (17.0)    (15.0)    (14.5)       (18.7)
---------------------------------     ------    ------    ------    ------    ------       ------
Income from operations                 100.7      93.9      87.9      76.2      76.4         94.1
Interest expense                        (9.5)     (9.9)    (10.7)     (7.9)     (8.9)       (10.9)
Interest income                          2.5       2.4       3.5       2.3       3.1          3.2
Other income (expense), net              1.3       0.5      (0.4)      0.2       0.3          0.5
---------------------------------     ------    ------    ------    ------    ------       ------
Income before income taxes            $ 95.0    $ 86.9    $ 80.3    $ 70.8    $ 70.9       $ 86.9
---------------------------------     ------    ------    ------    ------    ------       ------


Identifiable assets:
   Outdoor products                   $221.9    $196.2    $195.4    $196.2    $195.4       $202.1
   Industrial and power equipment      102.7     102.6      90.5     102.6      90.5         95.9
   Sporting equipment                  236.6     107.7      85.6     107.7      85.6        118.4
   Corporate office                     72.8     127.0     126.4     127.0     126.4        100.9
   Discontinued operations               3.8       6.3      26.2       6.3      26.2         26.6
---------------------------------     ------    ------    ------    ------    ------       ------
                                      $637.8    $539.8    $524.1    $539.8    $524.1       $543.9
---------------------------------     ------    ------    ------    ------    ------       ------
Depreciation and amortization:
   Outdoor products                   $ 13.4    $ 12.8    $ 12.9    $ 10.6    $ 10.6       $ 12.7
   Industrial and power equipment        4.1       3.9       3.7       3.2       3.0          3.6
   Sporting equipment                    5.7       4.8       4.3       4.0       3.5          4.3
   Corporate office                      1.8       1.8       1.4       1.4       1.1          1.6
---------------------------------     ------    ------    ------    ------    ------       ------
                                      $ 25.0    $ 23.3    $ 22.3    $ 19.2    $ 18.2       $ 22.2
---------------------------------     ------    ------    ------    ------    ------       ------
Capital expenditures:
   Outdoor products                   $ 13.5    $ 11.4    $  7.8    $ 10.2    $  5.5       $  6.8
   Industrial and power equipment        4.2       6.0       2.4       5.6       1.8          2.2
   Sporting equipment                   60.5       3.3       2.9       2.5       2.7          3.5
   Corporate office                      0.3       0.6       6.7       0.4       6.6          6.8
---------------------------------     ------    ------    ------    ------    ------       ------
                                      $ 78.5    $ 21.3    $ 19.8    $ 18.7    $ 16.6       $ 19.3
---------------------------------     ------    ------    ------    ------    ------       ------

NOTE 11:
OTHER INFORMATION

At December 31, 1997 and 1996, the following balance sheet captions are comprised of the items specified below:

(Dollar amounts in millions)                             1997           1996
-----------------------------------------------     ------------   ------------
Accounts receivable:
   Trade accounts                                      $   131.5      $   111.9
   Parent                                                                   6.0
   Other                                                     7.9            7.0
   Allowance for doubtful accounts                          (3.7)          (3.0)
-----------------------------------------------        ---------      ---------
                                                       $   135.7      $   121.9
-----------------------------------------------        ---------      ---------
Inventories:
   Finished goods                                      $    79.0      $    42.4
   Work in process                                          20.9           14.5
   Raw materials and supplies                               33.0           25.1
-----------------------------------------------        ---------      ---------
                                                       $   132.9      $    82.0
-----------------------------------------------        ---------      ---------
Property, plant and equipment:
   Land                                                $    13.1      $     6.4
   Buildings and improvements                              106.1           84.3
   Machinery and equipment                                 204.8          161.9
   Furniture, fixtures and office equipment                 25.6           23.2
   Transportation equipment                                 16.6           16.6
   Construction in progress                                 10.6            9.5
   Accumulated depreciation                               (188.3)        (170.2)
-----------------------------------------------        ---------      ---------
                                                       $   188.5      $   131.7
-----------------------------------------------        ---------      ---------
Accrued expenses:
   Salaries, wages and related withholdings            $    25.8      $    21.8
   Employee benefits                                         7.5            8.4
   Casualty insurance costs                                  9.5           14.1
   Income taxes payable                                      1.3            4.6
   Other                                                    25.3           26.1
-----------------------------------------------        ---------      ---------
                                                       $    69.4      $    75.0
-----------------------------------------------        ---------      ---------
Other liabilities:
   Employee benefits                                   $    31.9      $    25.6
   Casualty insurance costs                                  1.7            0.4
   Other                                                     4.0            1.8
-----------------------------------------------        ---------      ---------
                                                       $    37.6      $    27.8
-----------------------------------------------        ---------      ---------


At December 31, 1997, the Company's manufacturing operation in Canada had net assets of $17.7 million which were subject to withdrawal restrictions resulting from a financing agreement. The majority of this amount was invested in property, plant and equipment.

Advertising costs were $14.6 million, $10.1 million and $11.9 million for 1997, the transition period and fiscal 1996.

Supplemental cash flow information is as follows:

                                    Twelve Months   Ten Months   Twelve Months
                                         Ended        Ended           Ended
                                     December 31,  December 31,   February 29,
(Dollar amounts in millions)              1997         1996            1996
------------------------------      -------------  ------------  -------------
Interest paid                            $ 10.4       $  9.1          $ 10.5
Income taxes paid                          38.4         17.5            35.5
Capital lease obligations
  incurred (terminated)                     0.8         (6.4)            7.1
Acquisitions of businesses
(see Note 4):
   Assets acquired                        175.3                         49.9
   Liabilities assumed and incurred       (42.8)                       (12.5)
   Cash paid                              132.5                         37.4
------------------------------           ------       ------          ------

SUPPLEMENTARY DATA
QUARTERLY RESULTS OF OPERATIONS
(unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations for the twelve-month periods ended December 31, 1997 and 1996.

                       1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
(Dollar amounts           Ended           Ended            Ended               Ended
in millions)          March 31, 1997  June 30, 1997  September 30, 1997  December 31, 1997    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
Twelve months ended
December 31, 1997
Sales                     $170.1         $160.5            $182.1              $204.2        $716.9
Gross profit                56.3           51.8              58.9                67.0         234.0
Net income                  13.8           11.7              16.0                18.5          60.0

The fourth quarter includes the results of Federal, acquired on November 4, 1997 (see Note 4 of Notes to Consolidated Financial Statements). Federal's sales were $14.5 million in the fourth quarter since acquisition.

                       1st Quarter     2nd Quarter      3rd Quarter         4th Quarter
(Dollar amounts           Ended           Ended             Ended              Ended
in millions)          March 31, 1996  June 30, 1996  September 30, 1996  December 31, 1996    Total
-----------------     --------------  -------------  ------------------  -----------------  -------
Twelve months ended
December 31, 1996
Sales                     $173.2         $142.0            $160.0              $174.1        $649.3
Gross profit                58.5           48.8              55.9                59.2         222.4
Net income                  14.5           10.6              14.0                18.0          57.1

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


The following table sets forth a summary of the unaudited quarterly results of operations for the ten-month transition period ended December 31, 1996.

                        One Month      2nd Quarter      3rd Quarter         4th Quarter
(Dollar amounts           Ended           Ended             Ended              Ended
in millions)          March 31, 1996  June 30, 1996  September 30, 1996  December 31, 1996    Total
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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

Not Applicable.


ITEM 11.  EXECUTIVE COMPENSATION

Not Applicable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not Applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                     Reference
                                                                     ---------
(a)  Certain documents filed as part of Form 10-K

     (1)  Financial Statements and Supplementary Data

     Report of Independent Accountants                                   12

     Consolidated Statements of Income for the year ended
     December 31, 1997, the ten-month period ended
     December 31, 1996 and the year ended February 29, 1996              13

     Consolidated Balance Sheets as of
     December 31, 1997 and 1996                                          14

     Consolidated Statements of Cash Flows for the year
     ended December 31, 1997, the ten-month period ended
     December 31, 1996 and the year ended February 29, 1996              15

     Consolidated Statements of Changes in Stockholder's Equity
     for the year ended December 31, 1997, the ten-month period
     ended December 31, 1996 and the year ended February 29, 1996        16

     Notes to Consolidated Financial Statements                       17 - 32

     Supplementary Data                                                  33

     (2)  Financial Statement Schedules

          Schedule II - Valuation and qualifying accounts for the
          year ended December 31, 1997, the ten-month period ended
          December 31, 1996 and the year ended February 29, 1996         38

     All other schedules have been omitted because they are not required or because the information is presented in the Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K in the Fourth Quarter

     The Registrant filed reports on Form 8-K during the fourth quarter of 1997 as follows:

     (1) A report on Form 8-K filed on November 19, 1997 reporting under Item 2 the acquisition of Federal Cartridge Company.

(c)  Exhibits required by Item 601 of Regulation S-K:

    * 2(a)       Plan and Agreement of Merger among Blount International, Inc.,
HBC Transaction Subsidiary, Inc. and Blount, Inc., dated August 17, 1995 filed as part of Registration Statement on Form S-4 (Reg. No. 33-63141) of Blount International, Inc., including amendments and exhibits, which became effective on October 4, 1995 (Commission File No. 33-63141).

    * 2(b)       Stock Purchase Agreement, dated November 4, 1997, by and among
Blount, Inc., Hoffman Enclosures, Inc., Pentair, Inc. and Federal-Hoffman, Inc. which was filed as Exhibit No. 2 to the Form 8-K filed by Blount, Inc. on November 19, 1997 (Commission File No. 1-7002).

    * 3(a)       Restated Certificate of Incorporation of Blount, Inc. filed as
Exhibit 3(a) to the Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1996 (Commission File No. 1-7002).

    * 3(b)       By-Laws of Blount, Inc. which were filed as Exhibit 3(b) to the
Annual Report of Blount, Inc. on Form 10-K for the fiscal year ended February 29, 1992 (Commission File No. 1-7002).

    * 4(a)       Registration Statement on Form S-2 (Reg. No. 33-62728) of
Blount, Inc. with respect to the 9% subordinated notes due June 2003 of Blount, Inc., including amendments and exhibits, which became effective on June 30, 1993 (Commission File No. 1-7002).

    * 4(b)       Registration Statement Form S-3 filed on December 17, 1997, with respect to a proposed issue of $150 million Senior Notes due 2008 of Blount, Inc. to be guaranteed by Blount International, Inc.

   ** 4(c)       $150,000,000 Credit Agreement dated as of April 1, 1997 among
Blount, Inc., Blount International, Inc. and certain banks.

27.  Financial Data Schedule included herein on page 39.

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

BLOUNT, INC.

By:  /s/ Harold E. Layman
Harold E. Layman
Executive Vice President Finance Operations
and Chief Financial Officer

Dated:  February 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  February 23, 1998


/s/ Winton M. Blount                    /s/ Emory M. Folmar
Winton M. Blount                        Emory M. Folmar
Chairman of the Board                   Director
and Director

/s/ Haley Barbour                       /s/ Mary D. Nelson
Haley Barbour                           Mary D. Nelson
Director                                Director

/s/ W. Houston Blount                   /s/ John M. Panettiere
W. Houston Blount                       John M. Panettiere
Director                                President and Chief Executive
                                        Officer and Director

/s/ R. Eugene Cartledge                 /s/ Arthur P. Ronan
R. Eugene Cartledge                     Arthur P. Ronan
Director                                Director

/s/ C. Todd Conover                     /s/ Andrew A. Sorensen
C. Todd Conover                         Andrew A. Sorensen
Director                                Director

/s/ H. Corbin Day                       /s/ Rodney W. Blankenship
H. Corbin Day                           Rodney W. Blankenship
Director                                Vice President and Controller
                                        (Chief Accounting Officer)

/s/ Herbert J. Dickson
Herbert J. Dickson
Director

BLOUNT, INC. AND SUBSIDIARIES
SCHEDULE II
CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

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


Year ended
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
                            =======         =======                     =======          =======

Year ended
December 31, 1997
-------------------
Allowance for doubtful
accounts receivable         $   3.0         $   1.0      $   0.9 (2)    $   1.2 (1)      $   3.7
                            =======         =======      =======        =======          =======


(1) Principally amounts written-off less recoveries of amounts previously written-off.

(2)  Principally allowances established for companies acquired by purchase.