Form 10-Q
period 1998-06-30
BLOUNT INC
filed 1998-08-07
CIK 12707

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                                           Outstanding at
      Class of Common Stock                                June 30, 1998
      ---------------------                              ------------------
   Common Stock $.01 Par Value                              1,000 shares

BLOUNT, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.  Financial Information

     Condensed Consolidated Balance Sheets -
        June 30, 1998 and December 31, 1997                          3

     Condensed Consolidated Statements of Income -
        three months and six months ended
        June 30, 1998 and 1997                                       4

     Condensed Consolidated Statements of Cash Flows -
        six months ended June 30, 1998 and 1997                      5

     Condensed Consolidated Statements of Changes
        in Stockholder's Equity - three months and
        six months ended June 30, 1998 and 1997                      6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Analysis of Results of Operations                 10

BLOUNT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                         June 30,  December 31,
                                                           1998        1997
                                                         --------  ------------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents, including short-term
      investments of $72,626 and $2,965                  $ 74,689      $  4,848
   Accounts receivable, net of allowance for
      doubtful accounts of $4,647 and $3,652              150,536       135,641
   Inventories                                            141,746       132,852
   Deferred income taxes                                   21,913        21,988
   Other current assets                                     5,769         5,859
                                                         --------      --------
                    Total current assets                  394,653       301,188
Property, plant and equipment, net of accumulated
   depreciation of $198,315 and $188,274                  186,185       188,506
Cost in excess of net assets of acquired businesses, net  116,542       116,371
Other assets                                               38,499        31,719
                                                         --------      --------
Total Assets                                             $735,879      $637,784
                                                         ========      ========

   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------
Current liabilities:
   Notes payable and current maturities of
      long-term debt                                     $ 69,821      $  1,464
   Accounts payable                                        41,655        57,392
   Accrued expenses                                        64,216        69,432
                                                         --------      --------
                    Total current liabilities             175,692       128,288
Long-term debt, exclusive of current maturities           162,023       138,837
Deferred income taxes, exclusive of current portion        15,283        15,177
Other liabilities                                          36,456        37,575
                                                         --------      --------
                    Total liabilities                     389,454       319,877
                                                         --------      --------
Commitments and Contingent Liabilities
Stockholder's equity:
   Common Stock: par value $.01 per share,
      1,000 shares issued and outstanding                       -             -
   Capital in excess of par value of stock                 27,365        27,365
   Retained earnings                                      311,658       283,492
   Accumulated other comprehensive income                   7,402         7,050
                                                         --------      --------
                    Total stockholder's equity            346,425       317,907
                                                         --------      --------
Total Liabilities and Stockholder's Equity               $735,879      $637,784
                                                         ========      ========


The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)


                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       1998       1997        1998       1997
                                     --------   --------    --------   --------
                                         (Unaudited)            (Unaudited)
Sales                                $205,120   $160,527    $404,854   $330,590
Cost of sales                         142,047    108,762     281,276    222,556
                                     --------   --------    --------   --------
Gross profit                           63,073     51,765     123,578    108,034
Selling, general and
  administrative expenses              36,971     31,842      72,094     64,688
                                     --------   --------    --------   --------
Income from operations                 26,102     19,923      51,484     43,346
Interest expense                       (3,693)    (2,255)     (6,724)    (4,460)
Interest income                           458        523         836      1,099
Other income, net                         202        293         202        255
                                     --------   --------    --------   --------
Income before income taxes             23,069     18,484      45,798     40,240
Provision for income taxes              8,881      6,798      17,632     14,769
                                     --------   --------    --------   --------
Net income                           $ 14,188   $ 11,686    $ 28,166   $ 25,471
                                     ========   ========    ========   ========


The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                           1998         1997
                                                        ----------   ----------
                                                              (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                           $   28,166   $   25,471
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                    15,035       12,197
      Deferred income taxes                                   (104)         (15)
      Gain on disposals of property, plant
         and equipment                                         (31)        (613)
      Changes in assets and liabilities, net of
         effects of businesses acquired and sold:
            (Increase) decrease in accounts receivable     (10,628)         327
            Increase in inventories                         (9,525)      (6,423)
            Decrease in other assets                           854        2,580
            Increase (decrease) in accounts payable         (2,083)       1,376
            Decrease in accrued expenses                    (5,453)     (12,506)
            Increase (decrease) in other liabilities        (1,233)       1,834
                                                        ----------   ----------
      Net cash provided by operating activities             14,998       24,228
                                                        ----------   ----------
Cash Flows From Investing Activities:
   Proceeds from sales of property, plant
      and equipment                                             87          812
   Purchases of property, plant and equipment              (10,662)      (7,207)
   Acquisitions of businesses                              (13,625)     (18,675)
                                                        ----------   ----------
      Net cash used in investing activities                (24,200)     (25,070)
                                                        ----------   ----------
Cash Flows From Financing Activities:
   Net increase in short-term borrowings                      (195)        (254)
   Issuance of long-term debt                              149,665
   Reduction of long-term debt                             (65,705)      (5,999)
   Decrease in restricted funds                                346          438
   Dividends paid                                                       (22,000)
   Advances to parent - net                                 (5,068)      (7,744)
                                                        ----------   ----------
      Net cash provided by (used in)
         financing activities                               79,043      (35,559)
                                                        ----------   ----------

   Net increase (decrease) in cash and cash equivalents     69,841      (36,401)
   Cash and cash equivalents at beginning of period          4,848       58,708
                                                        ----------   ----------
   Cash and cash equivalents at end of period           $   74,689   $   22,307
                                                        ==========   ==========


The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDER'S EQUITY (Unaudited)
(In thousands)
                                                  Capital             Accumulated Other
                                         Common  In Excess  Retained    Comprehensive
                                         Stock    of Par    Earnings       Income          Total
                                         ------  ---------  --------  -----------------   --------
THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 1998:
Balance, March 31, 1998                  $   -    $27,365   $297,470       $ 7,033        $331,868
Net income                                                    14,188                        14,188
Other comprehensive income (loss), net                                         369             369
                                                                                          --------
     Comprehensive income                                                                   14,557
                                         -----    -------   --------       -------        --------
Balance, June 30, 1998                   $   -    $27,365   $311,658       $ 7,402        $346,425
                                         =====    =======   ========       =======        ========

Balance, December 31, 1997               $   -    $27,365   $283,492       $ 7,050        $317,907
Net income                                                    28,166                        28,166
Other comprehensive income (loss), net                                         352             352
                                                                                          --------
     Comprehensive income                                                                   28,518
                                         -----    -------   --------       -------        --------
Balance June 30, 1998                    $   -    $27,365   $311,658       $ 7,402        $346,425
                                         =====    =======   ========       =======        ========

THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 1997:
Balance, March 31, 1997                  $   -    $26,843   $278,327       $ 7,314        $312,484
Net income                                                    11,686                        11,686
Other comprehensive income (loss), net                                          89              89
                                                                                          --------
     Comprehensive income                                                                   11,775
Dividends                                                    (22,000)                      (22,000)
                                         -----    -------   --------       -------        --------
Balance, June 30, 1997                   $   -    $26,843   $268,013       $ 7,403        $302,259
                                         =====    =======   ========       =======        ========

Balance, December 31, 1996               $   -    $26,843   $264,542       $ 7,878        $299,263
Net income                                                    25,471                        25,471
Other comprehensive income (loss), net                                        (475)           (475)
                                                                                          --------
     Comprehensive income                                                                   24,996
Dividends                                                    (22,000)                      (22,000)
                                         -----    -------   --------       -------        --------
Balance June 30, 1997                    $   -    $26,843   $268,013       $ 7,403        $302,259
                                         =====    =======   ========       =======        ========

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 Blount, Inc. is a wholly-owned subsidiary of Blount International, Inc. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 1998 and the results of operations and cash flows for the periods ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1998, due to the seasonal nature of certain of the Company's operations.

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

NOTE 3  Inventories consist of the following (in thousands):

                                                June 30,      December 31,
                                                  1998            1997
                                              ------------    ------------
         Finished goods                         $ 89,962        $ 78,984
         Work in process                          20,308          20,837
         Raw materials and supplies               31,476          33,031
                                                --------        --------
                                                $141,746        $132,852
                                                ========        ========

NOTE 4 In June 1998, the Company issued senior notes ("the senior notes") with a stated interest rate of 7% in the principal amount of $150 million maturing on June 15, 2005. The senior notes are fully and unconditionally guaranteed by Blount International, Inc. Approximately $8.3 million reflecting the price discount and the cost to extinguish an interest rate contract accounted for as a hedge of future interest on the debt will be amortized to expense over the life of the senior notes. The senior notes are redeemable, in whole or in part, at the option of the Company at any time. The debt indenture contains restrictions on secured debt, sale and lease-back transactions, and the consolidation, merger and sale of assets.

In addition, the Company has exercised its option to redeem all its $68.8 million outstanding 9% subordinated notes ("the 9% notes") on July 30, 1998, and the net extraordinary loss expected on redemption is approximately $2.0 million. The 9% notes have been reflected as a current liability at June 30, 1998 in the Company's consolidated balance sheet.

NOTE 5  Segment information is as follows (in thousands):

                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                     -------------------    -------------------
                                       1998       1997        1998       1997
                                     --------   --------    --------   --------
Sales:
   Outdoor Products                  $ 80,852   $ 76,900    $158,386   $159,112
   Industrial and Power Equipment      62,383     52,268     123,272    106,524
   Outdoor Sports
      (formerly Sporting Equipment)    61,885     31,359     123,196     64,954
                                     --------   --------    --------   --------
                                     $205,120   $160,527    $404,854   $330,590
                                     ========   ========    ========   ========
Operating income:
   Outdoor Products                  $ 17,211   $ 15,384    $ 33,164   $ 32,757
   Industrial and Power Equipment       8,548      5,918      18,500     12,737
   Outdoor Sports
      (formerly Sporting Equipment)     5,296      2,914       9,357      6,429
                                     --------   --------    --------   --------
Operating income from segments         31,055     24,216      61,021     51,923
Corporate office expenses              (4,953)    (4,293)     (9,537)    (8,577)
                                     --------   --------    --------   --------
   Income from operations              26,102     19,923      51,484     43,346
Interest expense                       (3,693)    (2,255)     (6,724)    (4,460)
Interest income                           458        523         836      1,099
Other income, net                         202        293         202        255
                                     --------   --------    --------   --------
Income before income taxes           $ 23,069   $ 18,484    $ 45,798   $ 40,240
                                     ========   ========    ========   ========

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

NOTE 7 Income taxes paid during the six months ended June 30, 1998 and 1997 were $21.8 million and $20.3 million. Interest paid during the six months ended June 30, 1998 and 1997 was $12.4 million and $3.6 million.

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS


Sales for the three months and six months ended June 30, 1998, were $205.1 million and $404.9 million compared to $160.5 million and $330.6 million for the comparable periods of the prior year. Net income for the second quarter and first half of 1998 was $14.2 million and $28.2 million compared to net income of $11.7 million and $25.5 million for the comparable periods of the prior year. These operating results reflect improved operating income from all segments during both the second quarter and first half of 1998. Selling, general and administrative expenses were higher during the current year, reflecting the addition of Federal Cartridge Company ("Federal"), acquired during the fourth quarter of the prior year. Higher interest expense during the three months and six months ended June 30, 1998, reflects higher debt levels during the current year, principally due to the Federal acquisition. The principal reasons for these results are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Sales for the Outdoor Products segment for the second quarter and first half of 1998 were $80.9 million and $158.4 million compared to $76.9 million and $159.1 million during the comparable periods of 1997. Operating income was $17.2 million and $33.2 million during the second quarter and first half of 1998 compared to $15.4 million and $32.8 million in the same periods of the prior year. This segment's higher operating income results from higher sales by Dixon Industries, Inc. as the number of lawnmower units sold during the second quarter was approximately 33% higher than the prior year's second quarter. Operating income of the Oregon Cutting Systems Division ("Oregon") was slightly higher for both the three months and six months ended June 30, 1998 on flat sales during the second quarter and a sales decrease of $4.1 million for the first half of 1998. Oregon's sales have been negatively affected by the continuing economic problems in Asia and the effect of the strong U.S. dollar.

Sales for the Industrial and Power Equipment segment were $62.4 million and $123.3 million during the second quarter and first six months of 1998 compared to $52.3 million and $106.5 million during the same periods last year. Operating income was $8.5 million and $18.5 million for the second quarter and first six months of 1998 compared to $5.9 million and $12.7 million for the comparable periods of the prior year. The improved sales and operating income resulted primarily from a higher volume of shipments of forestry harvesting equipment.

Sales for the Outdoor Sports (formerly Sporting Equipment) segment were $61.9 million and $123.2 million in the second quarter and first half of 1998 compared to $31.4 million and $65.0 million in the comparable periods of 1997. Operating income was $5.3 million and $9.4 million during the second quarter and first half of the current year compared to $2.9 million and $6.4 million during the same periods of last year. The improved results are primarily due to the additional sales and income from Federal whose principal selling season and income normally occurs later during the year.

The Company's total backlog at June 30, 1998 was $83.4 million compared to $117.9 million at December 31, 1997 and $88.8 million at June 30, 1997.

In June 1998, the Company issued senior notes in the principal amount of $150 million maturing on June 15, 2005 (see Note 4 of Notes to Condensed Consolidated Financial Statements), paid all outstanding borrowings of $63.0 million under its $150 million revolving credit agreement and exercised its option to redeem all its outstanding 9% subordinated notes in the amount of $68.8 million. The redemption date is July 30, 1998 and the net extraordinary loss expected to be recorded on redemption is approximately $2.0 million.

Cash balances at June 30, 1998, were $74.7 million compared to $4.8 million at December 31, 1997 as June 30, 1998 balances reflect the unused proceeds from the new $150 million senior notes which will be used to redeem the 9% subordinated notes. The 9% subordinated notes of $68.8 million are classified as a current liability at June 30 1998. In May 1998, the Company paid an approximate $13.6 million post-closing adjustment for the purchase of Federal.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. This statement is required for all fiscal quarters of fiscal years beginning after June 15, 1999, and is not to be applied retroactively to financial statements of prior periods. The Company has historically entered into futures contracts, interest rate contracts and foreign exchange contracts which are addressed by SFAS No. 133. The impact of adoption on the Company's operating results and financial position has not been determined.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          BLOUNT, INC.
--------------------------------
          Registrant





Date:  August 7, 1998                            /s/ Harold E. Layman
                                          --------------------------------------
                                                     Harold E. Layman
                                          Executive Vice President - Finance
                                          Operations and Chief Financial Officer