Form 10-Q
period 1998-09-30
BLOUNT INC
filed 1998-10-29
CIK 12707

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

           {X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                                           Outstanding at
      Class of Common Stock                              September 30, 1998
      ---------------------                              ------------------
   Common Stock $.01 Par Value                              1,000 shares

BLOUNT, INC. AND SUBSIDIARIES

INDEX

                                                                 Page No.
                                                               ------------

Part I.  Financial Information

     Condensed Consolidated Balance Sheets -
        September 30, 1998 and December 31, 1997                     3

     Condensed Consolidated Statements of Income -
        three months and nine months ended
        September 30, 1998 and 1997                                  4

     Condensed Consolidated Statements of Cash Flows -
        nine months ended September 30, 1998 and 1997                5

     Condensed Consolidated Statements of Changes
        in Stockholder's Equity - three months and
        nine months ended September 30, 1998 and 1997                6

     Notes to Condensed Consolidated Financial Statements            7

     Management's Analysis of Results of Operations                 10

BLOUNT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                    September 30,  December 31,
                                                         1998          1997
                                                    -------------  ------------
                                                             (Unaudited)
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents, including short-term
      investments of $6,944 and $2,965                   $  9,574      $  4,848
   Accounts receivable, net of allowance for
      doubtful accounts of $4,991 and $3,652              182,999       135,641
   Inventories                                            127,923       132,852
   Deferred income taxes                                   21,917        21,988
   Other current assets                                     7,014         5,859
                                                         --------      --------
                    Total current assets                  349,427       301,188
Property, plant and equipment, net of accumulated
   depreciation of $204,240 and $188,274                  184,368       188,506
Cost in excess of net assets of acquired businesses, net  115,687       116,371
Other assets                                               37,691        31,719
                                                         --------      --------
Total Assets                                             $687,173      $637,784
                                                         ========      ========

   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------
Current liabilities:
   Notes payable and current maturities of
      long-term debt                                     $    785      $  1,464
   Accounts payable                                        36,310        57,392
   Accrued expenses                                        72,543        69,432
                                                         --------      --------
                    Total current liabilities             109,638       128,288
Long-term debt, exclusive of current maturities           161,689       138,837
Deferred income taxes, exclusive of current portion        15,199        15,177
Other liabilities                                          36,500        37,575
                                                         --------      --------
                    Total liabilities                     323,026       319,877
                                                         --------      --------
Commitments and Contingent Liabilities
Stockholder's equity:
   Common Stock: par value $.01 per share,
      1,000 shares issued and outstanding                       -             -
   Capital in excess of par value of stock                 27,365        27,365
   Retained earnings                                      328,967       283,492
   Accumulated other comprehensive income                   7,815         7,050
                                                         --------      --------
                    Total stockholder's equity            364,147       317,907
                                                         --------      --------
Total Liabilities and Stockholder's Equity               $687,173      $637,784
                                                         ========      ========

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)


                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       1998       1997        1998       1997
                                     --------   --------    --------   --------
                                         (Unaudited)            (Unaudited)
Sales                                $226,617   $182,106    $631,471   $512,696
Cost of sales                         155,875    123,176     437,151    345,732
                                     --------   --------    --------   --------
Gross profit                           70,742     58,930     194,320    166,964
Selling, general and
  administrative expenses              36,969     32,196     109,063     96,884
                                     --------   --------    --------   --------
Income from operations                 33,773     26,734      85,257     70,080
Interest expense                       (4,035)    (2,203)    (10,759)    (6,663)
Interest income                           893        746       1,729      1,845
Other income, net                          71        103         273        358
                                     --------   --------    --------   --------
Income before income taxes             30,702     25,380      76,500     65,620
Provision for income taxes             11,409      9,390      29,041     24,159
                                     --------   --------    --------   --------
Income before extraordinary loss       19,293     15,990      47,459     41,461
Extraordinary loss on repurchase
  of debt, net                         (1,984)                (1,984)
                                     --------   --------    --------   --------
Net income                           $ 17,309   $ 15,990    $ 45,475   $ 41,461
                                     ========   ========    ========   ========

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                              Nine Months
                                                          Ended September 30,
                                                        -----------------------
                                                           1998         1997
                                                        ----------   ----------
                                                              (Unaudited)
Cash Flows From Operating Activities:
   Net Income                                           $   45,475   $   41,461
   Extraordinary loss                                        1,984
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and other
         noncash charges                                    23,014       17,894
      Deferred income taxes                                   (182)          20
      Loss (gain) on disposals of property, plant
         and equipment                                          18         (656)
      Changes in assets and liabilities, net of
         effects of businesses acquired and sold:
            Increase in accounts receivable                (27,492)     (11,329)
            (Increase) decrease in inventories               6,353       (6,964)
            (Increase) decrease in other assets               (329)       1,799
            Increase (decrease) in accounts payable         (7,428)       7,358
            Increase (decrease) in accrued expenses          3,966       (8,434)
            Increase (decrease) in other liabilities          (790)       2,019
                                                        ----------   ----------
      Net cash provided by operating activities             44,589       43,168
                                                        ----------   ----------
Cash Flows From Investing Activities:
   Proceeds from sales of property, plant
      and equipment                                            155          906
   Purchases of property, plant and equipment              (14,912)     (10,906)
   Acquisitions of businesses                              (16,643)     (19,227)
                                                        ----------   ----------
      Net cash used in investing activities                (31,400)     (29,227)
                                                        ----------   ----------
Cash Flows From Financing Activities:
   Net reduction in short-term borrowings                     (372)        (389)
   Issuance of long-term debt                              149,391
   Reduction of long-term debt                            (137,275)      (6,416)
   Decrease in restricted funds                                402          716
   Dividends paid                                                       (41,000)
   Advances from (to) parent - net                         (20,609)       9,296
                                                        ----------   ----------
      Net cash used in financing activities                 (8,463)     (37,793)
                                                        ----------   ----------

   Net increase (decrease) in cash and cash equivalents      4,726      (23,852)
   Cash and cash equivalents at beginning of period          4,848       58,708
                                                        ----------   ----------
   Cash and cash equivalents at end of period           $    9,574   $   34,856
                                                        ==========   ==========

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDER'S EQUITY (Unaudited)
(In thousands)
                                                  Capital             Accumulated Other
                                         Common  in Excess  Retained    Comprehensive
                                         Stock    of Par    Earnings       Income          Total
                                         ------  ---------  --------  -----------------   --------
THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 1998:
Balance, June 30, 1998                   $   -    $27,365   $311,658       $ 7,402        $346,425
Net income                                                    17,309                        17,309
Other comprehensive income (loss), net                                         413             413
                                                                                          --------
     Comprehensive income                                                                   17,722
                                         -----    -------   --------       -------        --------
Balance, September 30, 1998              $   -    $27,365   $328,967       $ 7,815        $364,147
                                         =====    =======   ========       =======        ========

Balance, December 31, 1997               $   -    $27,365   $283,492       $ 7,050        $317,907
Net income                                                    45,475                        45,475
Other comprehensive income (loss), net                                         765             765
                                                                                          --------
     Comprehensive income                                                                   46,240
                                         -----    -------   --------       -------        --------
Balance September 30, 1998               $   -    $27,365   $328,967       $ 7,815        $364,147
                                         =====    =======   ========       =======        ========

THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 1997:
Balance, June 30, 1997                   $   -    $26,843   $268,013       $ 7,403        $302,259
Net income                                                    15,990                        15,990
Other comprehensive income (loss), net                                        (191)           (191)
                                                                                          --------
     Comprehensive income                                                                   15,799
Dividends                                                    (19,000)                      (19,000)
                                         -----    -------   --------       -------        --------
Balance, September 30, 1997              $   -    $26,843   $265,003       $ 7,212        $299,058
                                         =====    =======   ========       =======        ========

Balance, December 31, 1996               $   -    $26,843   $264,542       $ 7,878        $299,263
Net income                                                    41,461                        41,461
Other comprehensive income (loss), net                                       (666)            (666)
                                                                                          --------
     Comprehensive income                                                                   40,795
Dividends                                                    (41,000)                      (41,000)
                                         -----    -------   -------        -------        --------
Balance September 30, 1997               $   -    $26,843   $265,003       $ 7,212        $299,058
                                         =====    =======   ========       =======        ========

The accompanying notes are an integral part of these statements.

BLOUNT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1 Blount, Inc. is a wholly-owned subsidiary of Blount International, Inc. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Blount, Inc. and Subsidiaries ("the Company") contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 1998 and the results of operations and cash flows for the periods ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 1998, due to the seasonal nature of certain of the Company's operations.

Certain amounts in the prior year's financial statements and notes to consolidated financial statements have been reclassified to conform with the current year's presentation.


NOTE 2 Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Prior periods have been reclassified to reflect the adoption of this standard. The adoption of SFAS No. 130 has no material impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses which are reflected in stockholders' equity but excluded from net income. For the Company, the components of other comprehensive income are principally foreign currency translation adjustments and unrealized gains or losses on investments.

NOTE 3  Inventories consist of the following (in thousands):

                                              September 30,   December 31,
                                                  1998            1997
                                              -------------   ------------
         Finished goods                         $ 76,507        $ 78,984
         Work in process                          20,743          20,837
         Raw materials and supplies               30,673          33,031
                                                --------        --------
                                                $127,923        $132,852
                                                ========        ========

NOTE 4 In June 1998, the Company issued senior notes ("the senior notes") with a stated interest rate of 7% in the principal amount of $150 million maturing on June 15, 2005. The senior notes are fully and unconditionally guaranteed by Blount International, Inc. Approximately $8.3 million, reflecting the price discount and the cost to extinguish an interest rate contract accounted for as a hedge of future interest on the debt, will be amortized to expense over the life of the senior notes. The senior notes are redeemable, in whole or in part, at the option of the Company at any time. The debt indenture contains restrictions on secured debt, sale and lease-back transactions, and the consolidation, merger and sale of assets.

In July 1998, the Company redeemed all its $68.8 million outstanding 9% subordinated notes. The extraordinary loss, net of income taxes of $1.2 million, on redemption was approximately $2.0 million.

NOTE 5  Segment information is as follows (in thousands):

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
                                       1998       1997        1998       1997
                                     --------   --------    --------   --------
Sales:
   Outdoor Products                  $ 77,881   $ 81,291    $236,267   $240,403
   Industrial and Power Equipment      54,644     61,462     177,916    167,986
   Outdoor Sports                      94,092     39,353     217,288    104,307
                                     --------   --------    --------   --------
                                     $226,617   $182,106    $631,471   $512,696
                                     ========   ========    ========   ========
Operating income:
   Outdoor Products                  $ 17,431   $ 17,518    $ 50,595   $ 50,275
   Industrial and Power Equipment       5,570      8,842      24,070     21,579
   Outdoor Sports                      14,978      5,060      24,335     11,489
                                     --------   --------    --------   --------
Operating income from segments         37,979     31,420      99,000     83,343
Corporate office expenses              (4,206)    (4,686)    (13,743)   (13,263)
                                     --------   --------    --------   --------
   Income from operations              33,773     26,734      85,257     70,080
Interest expense                       (4,035)    (2,203)    (10,759)    (6,663)
Interest income                           893        746       1,729      1,845
Other income, net                          71        103         273        358
                                     --------   --------    --------   --------
Income before income taxes           $ 30,702   $ 25,380    $ 76,500   $ 65,620
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

Under the provisions of Washington State environmental laws, the Washington State Department of Ecology ("WDOE") has notified the Company that it is one of many companies named as a Potentially Liable Party ("PLP"), for the Pasco Sanitary Landfill site, Pasco, Washington ("the Site"). Although the clean-up costs are believed to be substantial, accurate estimates will not be available until the environmental studies have been completed at the Site. However, based upon the total documented volume of waste sent to the Site, the Company's waste volume compared to that total waste volume should cause the Company to be classified as a "de minimis" PLP. In July 1992, the Company and thirty-eight other PLPs entered into an Administrative Agreed Order with WDOE to perform a Phase I Remedial Investigation at the Site. In October 1994, WDOE issued an administrative Unilateral Enforcement Order to all PLPs to complete a Phase II Remedial Investigation and Feasibility Study ("RI/FS") under the Scope of Work established by WDOE. The results of the RI/FS investigation are expected in the near future. The Company is unable to determine, at this time, the level of clean-up demands that may be ultimately placed on it. Management believes that, given the number of PLPs named with respect to the Site and their financial condition, the Company's potential response costs associated with the Site will not have a material adverse effect on consolidated financial condition or operating results.

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

NOTE 7 Income taxes paid during the nine months ended September 30, 1998 and 1997 were $31.7 million and $30.8 million. Interest paid during the nine months ended September 30, 1998 and 1997 was $15.5 million and $6.0 million.

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

Operating Results

Sales for the three months and nine months ended September 30, 1998, were $226.6 million and $631.5 million compared to $182.1 million and $512.7 million for the comparable periods of the prior year. Income before extraordinary loss for the third quarter and first nine months of 1998 was $19.3 million and $47.5 million compared to $16.0 million and $41.5 million for the same periods last year. Net income of $17.3 million and $45.5 million for the third quarter and first nine months of 1998 reflects a net extraordinary loss of $2.0 million on the redemption of long-term debt. The higher sales and improved operating results during the third quarter and first nine months of 1998 primarily reflect the contribution by Federal Cartridge Company ("Federal") which was acquired during the fourth quarter of 1997. Selling, general and administrative expenses were higher during the current year principally due to the addition of Federal. Higher interest expense during the three months and nine months ended September 30, 1998, reflects higher debt levels during the current year, principally due to the Federal acquisition. The Company anticipates that the remainder of 1998 will be challenging, particularly for its Industrial and Power Equipment segment. The principal reasons for these results and the status of the Company's financial condition are set forth below and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Sales for the Outdoor Products segment for the third quarter and first nine months of 1998 were down to $77.9 million and $236.3 million from $81.3 million and $240.4 million during the comparable periods of 1997. Operating income was essentially flat at $17.4 million and $50.6 million during the third quarter and first nine months of 1998 compared to $17.5 million and $50.3 million in the same periods of the prior year. These results reflect lower sales and operating income from the Oregon Cutting Systems Division ("Oregon") partially offset by higher sales and operating income at Dixon Industries, Inc. ("Dixon"). Oregon's sales reflect a lower volume of saw chain sales and lower sales in Southeast Asia and the Far East due to poor economic conditions in those areas. Dixon's sales increase reflects higher volume and more favorable weather conditions during the current year.

Sales and operating income for the Industrial and Power Equipment segment declined during the third quarter of 1998 but were higher for the nine-month period ended September 30,1998. Sales were $54.6 million and $177.9 million during the current year's third quarter and first nine months compared to $61.5 million and $168.0 million for the prior year. Operating income was $5.6 million and $24.1 million for the three months and nine months ended September 30, 1998 as compared to $8.8 million and $21.6 million during the prior year. The results for the third quarter of 1998 reflect reduced demand for the Company's timber harvesting equipment resulting from sharply lower pulp prices since mid-year and higher mill inventories.

Sales for the Outdoor Sports segment were $94.1 million and $217.3 million in the third quarter and first nine months of 1998 compared to $39.4 million and $104.3 million in the comparable periods of 1997. Operating income was $15.0 million and $24.3 million during the third quarter and first nine months of the current year compared to $5.1 million and $11.5 million during the same periods of last year. The significant improvements in sales and operating income over the prior year reflect the sales and income added by Federal which was acquired during the fourth quarter of the prior year. Total sales and operating income at other Outdoor Sports operations were slightly higher than the prior year.

The Company's total backlog at September 30, 1998 was $73.8 million compared to $117.9 million at December 31, 1997, principally reflecting the reduced demand for timber harvesting and industrial equipment.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. This statement is required for all fiscal quarters of fiscal years beginning after June 15, 1999, and is not to be applied retroactively to financial statements of prior periods. The Company has historically entered into futures contracts, interest rate contracts and foreign exchange contracts which are addressed by SFAS No. 133. The impact of adoption on the Company's consolidated operating results and financial position has not been determined.


Impact of Year 2000 Issue

The Company has been evaluating and assessing all its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment phase of the Year 2000 project is substantially complete and included both information technology equipment and non-information technology equipment. Based on its assessment, the Company determined that it was necessary to modify or replace a portion of its information systems. For its major information technology systems, as of September 30, 1998, the Company is approximately 70% complete in the modification or replacement of its critical software and hardware and expects all such modifications and replacements to be completed by January 1999. After completion of this phase, the Company plans to test and implement its information technology systems. As of September 30, 1998, the Company has completed testing approximately 40% of its remediated systems. Completion of the testing and implementation of all remediated systems is expected by April 1999.

The Company believes that the above modifications and replacements should mitigate the effect of the Year 2000 issue. However, if such modifications and replacements are not made, or fail to correct date-sensitive problems, the Year 2000 issue could have a material impact on the Company's operations by disrupting its ability to manufacture and ship products, process financial transactions or engage in similar normal business activities. The Company does not believe that the effect of the Year 2000 issue on non-information technology systems is likely to have a material adverse impact. Finally, the Company has reviewed its own products and believes that it has no significant Year 2000 issues for those products.

The total estimated cost of the Year 2000 project, including system upgrades, is $5.3 million and is being funded by operating cash flows. As of September 30, 1998, costs of $2.9 million had been incurred. Of the total cost of the project, approximately $2.9 million is attributable to new software and equipment, which will be capitalized. The remaining costs will be expensed as incurred.

The Company has also communicated with key suppliers and customers to determine their Year 2000 compliance and the extent to which the Company is vulnerable to any third-party Year 2000 issues. This program will be ongoing and the Company's efforts with respect to specific problems identified will depend on its assessment of the risk. Most key suppliers and customers who have replied to our inquiries indicated that they expect to be Year 2000 compliant on a timely basis. There can be no assurance that there will not be an adverse effect on the Company if third parties do not make the necessary modifications to their systems in a timely manner. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks.

Where needed, the Company will establish contingency plans based on actual testing results and assessment of outside risks.

The costs of the Year 2000 issue and completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            BLOUNT, INC.
----------------------------------
            Registrant





Date:  October 29, 1998                          /s/ Harold E. Layman
                                          --------------------------------------
                                                     Harold E. Layman
                                          Executive Vice President - Finance
                                          Operations and Chief Financial Officer